Form 10-K/A
period 1994-12-31
U S TECHNOLOGIES INC
filed 1995-08-18
CIK 810130

Form 10-K/A
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

                     _______________________


     [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1994

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to


                 Commission file number  0-15960


                     U.S. TECHNOLOGIES INC.
     (Exact name of Registrant as specified in its charter.)

         State of Delaware               73-1284747
     (State of other jurisdiction of         (I.R.S. Employer
Identification No.)
      incorporation or organization)

                         1402 Industrial Blvd
                         Lockhart, Texas
78644
                    (Address of principal executive offices.)
     (Zip Code)

     Registrant's telephone number, including area code:  (512)
376-1040

                     _______________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   [X]       NO   [  ]

The aggregate market value of voting stock held by non-affiliates of the Registrant of the registrant at April 13, 1995 was approximately $3,310,388.

The number  of shares  outstanding  of  the  Registrant's  Common
Stock, par value $0.02 per share, at March 31, 1995 was 15,145,363 shares.


                     TABLE OF CONTENTS


PART I
Item 1.   Business                               3
Item 2.   Properties                             8
Item 3.   Legal Proceedings                      9
Item 4.   Submission of Matters to a Vote of Security
Holders   10

PART II
Item 5.   Market for Registrant's Common Equity and related
           Stockholders matters                 11
Item 6.   Selected Financial Data               12
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations  13
Item 8.   Financial Statements and Supplementary Data  21
Item 9.   Changes in and Disagreements on Accounting and
            Financial Disclosure                37

PART III.
Item 10.  Directors and Executive Officers of the
Registrant  37
Item 11.  Executive Compensation                39

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                      41

Item 13.  Certain Relationships and Related Transactions
43

PART IV.
Item 14.  Exhibits, Financial Statement Schedules and
reports on Form 8-K                             43
           Schedules and Reports on Form 10-K:

              Schedule VIII Valuation and Qualifying
Accounts  46

                           PART I

ITEM 1.   BUSINESS.

General Development of Business

     U. S. Technologies Inc. (the "Company") was incorporated on September 9, 1986, in the State of Delaware as CareAmerica Inc. From time to time the term "Company" as used herein refers to U.S. Technologies Inc. by itself or to collectively refer to U. S. Technologies Inc. and some or all of its subsidiaries, past and present.The Company was formed to furnish in-home medical care services. On April 14, 1987, the Company completed a public offering of 660,000 units, each unit consisting of one share of Common Stock and one Redeemable Warrant, each separately transferable immediately upon issuance. The foregoing reflects a 1 for 5 reverse split of the Registrant's Common Stock, Warrants and Options which took place on February 8, 1993, and assumes no additional shares issued in respect of any fractional shares which may have resulted from the reverse split.


     In 1987 the Company changed business direction from the medical industry to electronics. On September 1, 1988, the Company moved its corporate headquarters from Kansas City, Missouri, to 1611 Headway Circle, Building 3, Austin, Texas 78754. The Company's decision to move itsheadquarters to Austin, Texas, was made in order to more effectively monitor the day-to-day activities of its Subsidiaries. The management of the Company felt that maintaining offices in Kansas City, Missouri, when its operating Subsidiaries were in Austin, Texas, was an unnecessary expense for the Company.

     On July 14, 1989, the shareholders of the Company approved a proposal to change the name of the Corporation from CareAmerica Inc. to U.S. Technologies Inc. On July 14, 1989, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of Delaware causing the name of the corporation to be changed to U.S. Technologies Inc. Effective with the start of business July 17, 1989, the trading symbol for the Company's Common Stock traded on the over-the-counter market and listed on the National Association of Securities Dealers Automated Quotations (NASDAQ) System was changed to USXX.

     Prior to June, 1994, the Company owned three (3) additional subsidiaries which had been in operation for several years: American Microelectronics Inc. ("AMI"), Republic Technology Corporation ("Republic"), and U.S. MicroLabs Inc. ("MicroLabs"). AMI was in the electronics contract manufacturing business. Republic was in the business of designing and marketing personal computers.

MicroLabs had been inactive for several years, but had at one time been in the business of developing and marketing software. AMI was the largest secured creditor of Republic. The Company was the largest secured creditor of AMI. In
June, 1994, AMI foreclosed on its security interest in Republic and accepted an assignment of all of Republic's assets (all of which were covered by AMI's security agreement) in satisfaction of Republic's debts to AMI. Subsequent thereto the Company foreclosed on its security interest in AMI and accepted an assignment of AMI's assets (that were covered by the Company's security agreement) in satisfaction of AMI's debts to the company. The Company made a capital contribution of the foreclosed assets to the newly formed company, Lockhart Technologies, Inc., "LTI" in exchange for all of the capital stock of that company. After the foreclosures, the Company sold all of its interest in AMI, Republic, and MicroLabs for a total consideration of $1,758.

     The Company presently has two wholly owned subsidiaries: Lockhart Technologies, Inc., a Texas corporation ("LTI") and Newdat, Inc., an Arizona corporation ("Newdat"). Newdat owns an eighty percent (80%) interest in SensonCorp Limited, an Arizona corporation ("Senson"). The Company acquired Newdat on January 23, 1995, in exchange for 7,053,728 shares of the Company's common stock.

     LTI was incorporated on June 29, 1994. LTI was capitalized by the Company by the contribution of certain assets, tangible and intangible, which the Company received through its foreclosure of AMI. The assets were valued at $1,764,580. LTI operates an electronics contract manufacturing facility located inside a minimum security prison facility located in Lockhart, Texas. LTI has an Industry Work Program Agreement (the "IWPA"), which includes a lease agreement, with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons and Paroles and the City of Lockhart, Texas. The
IWPA and Lease were assigned to LTI by American Microelectronics Inc., a corporation formerly owned by the Company. Wackenhut Corrections Corporation has not yet approved the assignment of the IWPA from American
Microelectronics Inc. to LTI. The Industry Work Program Agreement provides and encourages LTI to recruit and hire qualified employees from the 500 male residents presently in this facility. Prospective resident employees will be provided vocational and educational training by Wackenhut and the Texas Department of Criminal Justice, Division of Pardons and Paroles tailored to the Company's specifications. The Company is required to pay resident employees at a rate prevailing in the area for similar work, but at no time less the Federal Minimum Wage rate. The lease agreement provides for approximately 27,800 square feet of manufacturing and office space through January 31,

1997 and provides for automatic three year extensions unless notification is given by either party at least six months prior to the expiration of each term. The lease provides for annual rental rates of $1 per year for the primary term and the first automatic three year extension.

Principal Products, Services and Revenue Sources

     The Company furnishes administrative and consulting services to its Subsidiaries.

     LTI  offers   contract   manufacturing   services   for
electronic circuit boards. LTI does not manufacture the actual circuit boards; LTI purchases them from board manufacturers. Electrical components placed on the boards are furnished by LTI's customers in kit form or purchased directly from electrical supply houses or parts manufacturers. LTI places the components on the board, solders the connections and, if requested, tests the assembled board. LTI also performs electro-mechanical assembly.

     The electronic circuit board is the most element for manufacturing electronic circuitrytoday. Individual electrical components such as resistors, capacitors and solid state devices are mounted on the board. Such electrical components are "packaged" as "through-hole" or "surface mount" devices. Through-hole components have wire leads which are placed through holes on the board. The wire leads are soldered to the board on the reverse side. Surface mount components are smaller and have much shorter leads or metallic ends which are soldered directly to small metal pads on top of the board.

     LTI's services may be used by any business that uses electronic circuit boards. LTI presently assembles products utilized in computers, computer peripherals, security and communications systems, medical equipment and electronic testing devices. LTI markets its services through two (2) in-house salespeople.

     Newdat is an Arizona corporation which has developed and is now ready to market a device for measuring (in real time during production) the thickness of coatings on wire, e.g., measuring the thickness of the zinc coating on galvanized wire. This device can also be used to detect flaws in wire and cable during production or while in use, e.g., elevator or ski lift cables. Newdat is also developing a high speed tape backup unit for computers utilizing a helical scan technology. Newdat owns an eighty percent (80%) interest in SensonCorp Limted "Senson" which is presently marketing a line of environmentally friendly chemical coatings developed by a major Australian chemical company. Senson has exclusive rights to manufacture and market these products in North America. The coatings have a variety of applications, including anti-corrosion coatings using vapor phase corrosion inhibitors on metals.

Raw Materials

     Some of the components and raw materials used by LTI and Newdat are available from only one supplier and/or are subject to unavailability due to general shortages. In some instances, there may be lead times of several months or longer to obtain and sustain an adequate supply of components. While parts are generally available, delays in obtaining some parts can jeopardize orders and increase the cost of operations for LTI and Newdat. LTI and Newdat have not experienced prolonged or significant shortages in the past. However, from time to time parts shortages may be expected to cause temporary delays in production of some products. Senson's raw materials include chemical stocks which are generally available and does not presently anticipate any restrictions or delays in production due to shortages of raw materials.

Patents, Trademarks, Licenses, Franchises and Concessions

     The Company and LTI do not have any patents, trademarks, licenses, franchises or concessions; however, they may apply for some in the future. Because of the rapid pace of technological change, the Company believes that copyright, trademark and other legal protections are less significant in its industry than such factors as innovative skills, technological expertise and marketing abilities.

     Newdat, Inc. holds U.S. and Canadian patents relating to its wire measurement technology. These patents, covering the same technology, reveal a new technology for measuring the thickness of zinc and similar coatings on wire as well as nondestructive electromagnetic testing of other properties of wire. It is difficult to ascertain the value of these patents. The novel parts of the device are its ability to sense changes in external and internal structures, including the on line measurement of metallic coating being applied to wire. The Company believes that the rapid pace of change in high technology fields today makes the ability to continuously innovate and develop new technologies more important in some instances than patents themselves.

     Senson's conformal coatings are widely protected by patents, in particularly the "phased" emission of VPCI's from the coatings.

Working Capital Practices

     The Company's subsidiaries are not required to carry excess quantities of raw materials or purchased parts because products are produced to demand; therefore, components and parts are ordered as needed. LTI has agreed to let one of its suppliers purchase materials from LTI's inventory when they have needs for certain items which should result in an increase turn in inventory and result in an overall reduction of the raw material inventory during 1995. LTI offers selected customers a 2% discount if bills are paid within ten days. Normal terms are net 30. Newdat and Senson currently offer net 14 day terms.

Dependence on Customers

     LTI is largely dependent upon Intel Corporation and Dell Computer Corporation for an aggregate amount in excess of ten percent of the Company's consolidated revenues since LTI began doing business in 1994. The loss of any one of such customers would have a material adverse effect on LTI and the Company. Management believes that this situation will abate as LTI's customer base expands; however, LTI will continue to be dependent on a few customers for the foreseeable future. Newdat and Senson lack sufficient operating experience to reveal dependence upon any particular customer.

Backlog

     At December 31, 1994, LTI's backlog (which represents that portion of outstanding contracts not yet included in revenue) was approximately $90,000 (LTI began doing business on or about July 1, 1994. It is anticipated that 100% of the backlog will be delivered before June 30, 1995.

     At December 31, 1994, Newdat had no backlog as the wire measurement device was not ready for production and the high speed tape backup system is still in the reasearch and development stage.

     At December 31, 1994, Senson's backlog (which represents that portion of outstanding contracts not yet included in revenue) was approximately $24,000 (Senson began selling product on or about September 1, 1994). It is anticipated that 100% of the backlog will be delivered before June 30, 1995.

     Because LTI and Newdat receive price commitments from their vendors, their costs normally do not increase relative to backlog orders. Engineering changes in products by any of LTI's customers or other events beyond the control of LTI could result in the cancellation or suspension of some of LTI's present backlog.

Competitive Conditions

     LTI, Newdat and Senson are in competition with a large number of firms. Most of their competitors are substantially larger and have greater financial resources. LTI's business is capital intensive, i.e., a significant investment in equipment is necessary. The greater financial resources of many of LTI's competitors gives those competitors an advantage over LTI. Newdat and Senson have products which face competition from other products. The Company believes the products of Newdat and Senson have features and qualities which give them a competitive advantage. However, the existing control of the market place by their competitors and the financial resources which such competition can apply to their competitive marketing efforts are significant negative factors against the ability of Newdat and Senson to successfully complete in their markets. Positive factors pertaining to LTI's competitive position are the experience of LTI's operational management and what LTI believes is its ability to address the growing need for mixed technology circuit boards, i.e., circuit boards containing both through-hole and surface mount components. LTI has automated equipment for the assembly of circuit boards using surface mount and through-hole components. However, LTI's surface mount equipment is limited in capacity. If LTI is able to sustain and increase its volume of business, further investments in capital equipment will be required. The Company will require additional debt and/or lease financing to acquire additional equipment and expanded receivables financing to fund any growth in sales. Terms of possible lease agreements and/or the cost of borrowed funds may be prohibitive in relationship to the returns the Company would be able to obtain through the use of such borrowed funds or leased equipment for its operations.


Research and Development Activities

     Newdat acquired products one of which had already been developed. Newdat will continue to research and develop new and improved hardware and related software products to supplement or enhance its current products and complete development of its other products.

Number of Persons Employed

     As of  December 31,  1994, the Company had one salaried
employees.   Several employees  of LTI devoted a significant
portion of their time to the affairs of the Company.

     As of  December 31,  1994,  LTI  had  approximately  85
regular employees. LTI employees include residents from the minimum security prison facility where the Company is located.

     As  of   December  31,  1994,  Newdat  had  no  regular
employees.

     As  of   December  31,   1994,  Senson  had  2  regular
employees.

     None of  the Company's  employees are  represented by a
union.   The Company believes that its relationship with its
employees is good.

Regulation

     The Company is subject to Food and Drug Administration ("FDA") regulations relating to medically related devices which its subsidiary, LTI manufactures. These regulations are those generally applicable to companies producing medical electronics. The products that are subject to FDA regulation are not a significant portion of LTI's business.

ITEM 2.   PROPERTIES.

Leases and Facilities

     LTI's operations are located in a minimum security prison facility under a lease agreement with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons and Paroles and the City of Lockhart, Texas, to lease approximately 27,800 square feet of manufacturing and office space under an operating lease through January 31, 1997 and provides for automatic three year extensions unless notification is given by either party at least six months prior to the expiration of each term. The lease was originally in the name of AMI. AMI has assigned all of its right title and interest in the lease to LTI, but the assignment of the Lease has not yet been accepted. The lease provides for annual rental rates of $1 per year for the primary term and the first automatic three year extension. Rental expense at other locations for the years ended December 31, 1994, 1993 and 1992, was $7,290, $132,000, and $126,000 respectively. The rent expense for 1993 and 1992 was rent expense incurred by AMI, a former subsidiary, at another location. Wackenhut Corrections Corporation is not an affiliated party.

     Senson has a lease agreement with Laura Investments Ltd. ("Laura") whereby Laura provides approximately 3,700 and 2,100 square feet of office space in Chandler, Arizona and Vancouver, British Columbia for a total monthly lease payment of $1,940 and $2,300 respectively. The lease is for the period beginning July 1, 1994 and terminating July 1, 1997. Under an Administrative Services Agreement between Senson and Laura, Senson pays Laura $4,500 per month for administrative and miscellaneous services. The agreement terminates by its terms on July 1, 1997, but Senson may terminate it earlier upon 90 days notice. John Allen, Chairman of the Board of the Company, is a director of Laura. Newdat is presently utilizing space provided it by Senson.

ITEM 3.   LEGAL PROCEEDINGS.

     On March 22, 1995, the Company was served with a citation in TTI Testron, Inc. vs. American Microelectronics, Inc. and Lockhart Technologies, Inc., County Court at Law No. 1, Travis County, Texas, Cause No. 221,094. The petition alleges that Lockhart Technologies, Inc. received assets of American Microelectronics Inc. without consideration. The action seeks damages of $11,527. The Company believes the claim is without merit.

     On August 9, 1994, a party in an action styled Austin Temporary Services, Inc. vs. U.S. Technologies, Inc., dba American Microelectronics Inc., 345th Judicial District Court, Travis County Texas, Cause No. 94-09813, alleges that the Company was indebted to Austin Temporary Services, Inc. ("ATS") in the amount of $67,622 plus costs of court, interest, and attorney's fees for temporary employee services that ATS furnished to American Microelectronics Inc. Subsequently, ATS has amended its petition to add Jack
D. Bryant, Ryan Corley, Leonard D. Hilt, American Microelectronics, Inc., and Lockhart Technologies, Inc. as additional named defendants. Under the present pleadings, ATS is claiming breach of contract and fraud and is attempting to pierce the corporate veil between the various companies and the named individuals. Mr. Bryant is a Director of the company. Mr. Corley is a Director and President of the Company. Mr. Hilt is the President and the Director of Lockhart Technologies, Inc. The Company believes ATS's claims are without merit.

     On January 24, 1995, an action styled SensonCorp Systems, Inc., SensonCorp Pacific, SensonCorp Southeast, SensonCorp West, Creative Media Resources vs. SensonCorp Limited, William Meehan, Dugal Allen, John Allen, DOES 1 through 50, United States District Court Northern District of California, Cause No. C-95-00282. The action seeks equitable relief and damages for breach of contract, breach of implied warranty of good faith and fair dealing, common law fraud, negligent misrepresentation, unfair competition, interference with contract, accounting, receiver/attachment, and theft of trade secrets. The causes of action are related to a marketing agreement between Senson and the plaintiffs. Defendant John Allen is the Chairman of the Board of the Company. Dugal Allen is John Allen's son and is vice president of operations. Mr. Meehan is a business associate of John Allen. The suit does not specify the dollar amount of damages sought. The plaintiff's were denied most of the equitable relief they sought, but have obtained a temporary injunction requiring Senson to continue selling them certain products on Senson's usual and customary terms. On April 6, 1995, the Federal Court stayed the plaintiffs case and ordered the case to arbitration as had been sought by the Company. The court determined that

Mr. Allen  personally be  removed  as  a  defendant  in  the
plaintiff's case.   The  Company  believes  the  plaintiff's
claims are without merit and that Senson and the other named defendants will ultimately prevail.

     There were several lawsuits outstanding against AMI and Republic at the time they were sold. AMI and Republic are separate corporations, incorporated under the laws of the State of Texas. Therefore, the Company believes it has no liability arising out of or in connection with any lawsuits against AMI or Republic.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
HOLDERS.

     No matters were submitted to the stockholders for their consideration during 1994.

                          PART II

ITEM 5.   MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in the over-the-counter market and listed on the National Association of Securities Dealers Automated Quotations ("NASDAQ") System under the "USXX" symbol. The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market for the years ended December 31, 1994, 1993, 1992, 1991, and 1990. Prices are as quoted on the NASDAQ System. Quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                        Bid
                                  High       Low
     1994
          4th Quarter             $.7812    $.2500
          3rd Quarter             $.8125    $.2500
          2nd Quarter            $1.1875    $.5625
          1st Quarter            $1.7500    $.8750
     1993
          4th Quarter            $2.3125   $0.9375
          3rd Quarter            $2.3750   $1.3125
          2nd Quarter            $2.5625   $1.5000
          1st Quarter            $3.0000   $1.3750
     1992
          4th Quarter            $1.8750   $1.2500
          3rd Quarter            $4.0625   $1.2500
          2nd Quarter            $9.3750   $3.1250
          1st Quarter            $9.6875   $5.0000
     1991
          4th Quarter            $6.5625   $5.0000
          3rd Quarter            $6.5625   $3.7500
          2nd Quarter            $6.2500   $4.3750
          1st Quarter            $5.9375   $2.3440
     1990
          4th Quarter            $4.5315   $2.1875
          3rd Quarter            $3.1250   $2.5000
          2nd Quarter            $3.1250   $1.8750
          1st Quarter            $2.8125   $2.0315

     On April  13, 1995, the closing bid price of the Common
Stock, as quoted on the NASDAQ system, was $0.4375.

     As of March 31, 1995, there were 385 holders of record of the Company's Common Stock. This number is exclusive of beneficial owners whose securities are held in street name.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data set forth below for the years ended December 31, 1994, 1993, 1992, 1991 and 1990 is derived from  the Company's  audited  financial  statements.
This information should be read in conjunction with the financial statements for 1994, 1993 and 1992 and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 which are incorporated herein by reference.

                            Years Ended December 31,
                       1994    1993    1992    1991    1990

Operations statement
  data:
Net sales           $1,668,865$6,655,573$8,888,016
$8,368,471$7,730,091

Loss from operations        $(2,230,710)$(2,448,096)
$(356,835) $(49,841)$(358,626)

Loss before income taxes and
 extraordinary item $(847,016)$(2,352,572)$(463,423)
$(168,689)$(477,023)

Provision in lieu
 of income taxes    ______________________________
__________   247,025

Loss before extraordinary item      (847,016)(2,352,572)
(463,423)  (168,689)(477,023)

Extraordinary item from utilization
 of net operating loss carryforwards
                     247,025
                    ___________________________________
________

Net income (loss)   $(847,016)$(2,352,572)$(463,423)
$(168,689)$(477,023)



Per Share Data:

Loss per share         $(0.16) $(0.62) $(0.16) $(0.06)
$(0.18)


Weighted-average




                              12

  common shares outstanding 5,302,1473,794,6312,830,972
2,707,144  2,578,884

Cash dividends per common share          -0-    -0-     -0-
-0-              -0-

Balance sheet data:
Total assets        $2,120,340$2,685,325$2,915,400
$3,160,281$4,390,890

Long-term debt
 (including capital
 lease obligations)      $-0-    $-0-$19,166$110,062$434,899












































                              13

ITEM 7.   MANAGEMENT'S DISCUSSION  AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Form 10-K.

     The Company incurred significant losses and in each of the three years ended December 31, 1994, 1993 and 1992 and had working capital deficiencies in each of the two years ended December 31, 1993 and 1992. As a result, the Company continues to experience liquidity problems and the Company's auditors, Brown, Graham & Company P.C. have rendered a "going concern" opinion in their reports. Additionally, the Company failed to meet the NASDAQ requirement of minimum total capital and surplus of $1,000,000 at December 31, 1993. This requirement was subsequently met. However, on June 23, 1992, the price of the Company's stock fell below the NASDAQ requirement of a minimum bid of $1.00 per share. Under NASDAQ's rules, the Company must maintain a minimum bid price of $1.00 per share unless the market value of the public float and the Company's capital and surplus are at least $2,000,000 and $1,000,000 respectively. In December, 1992 the Company was notified that it's stock would be delisted from NASDAQ if these requirements were not met. On February 8, 1993, at a special shareholders meeting, a one for five reverse spilt was approved which raised the bid price above the minimum $1.00 per share requirement, thereby enabling the Company's stock to continue being traded on NASDAQ.

     The Company has been working to address its current financial difficulties. (See "Liquidity and Capital Resources" and Note 13 to the Notes to Financial Statements which are incorporated herein by reference). The Company believes there is a reasonable expectation that cash generated from future operations (which the Company recognizes are not assured), discontinuance of unprofitable opertions (see note 16), the sale of additional common stock through a private placement, or possible conversion by certain creditors of debt obligation to equity may enable the Company to alleviate its liquidity and working capital deficit problems. During January and March 1994, 223,000 shares of non qualified stock options and 75,000 shares of qualified stock options were exercised and 100,000 shares of the Company's Rule 144 stock was sold which netted the Company $322,000. On April 13, 1995, the closing bid price of the Company's common stock was $0.4375. As of December 31, 1994, the Company had once again fallen below the minimum capital requirement of $2,000,000 (the capital requirement for stocks with a bid price below $1.00 for continued listing on the NASDAQ market system). The Company believes that it actually meets the necessary capital requirements, but was required to write down certain assets because of its inability to obtain an appraisal of such assets (gem stones - see note 15) prior to the filing of this Form 10K. The Company expects to obtain the necessary appraisal which will aid in meeting the necessary capital requirements. If the Company fails to establish that it meets the minimum bid requirements, the Company will be delisted from the NASDAQ system thereby resulting in the owners of the Company's Common Stock and warrants being unable to sell their securities in the open market. Even if the Company establishes that it presently meets such capital requirements ($1,000,000 of capital, $2,000,000 market value of public float, and a minimum $2.00 per share price price; or $2,000,000 in capital), there is no assurance the Company will be able to continue to do so in the future; if the Company fails to meet such capital requirements it could be delisted from the NASDAQ system with the consequences to stockholders outlined above.

     The Company's continued existence is dependent upon its ability to resolve its liquidity problems. While there is no assurance that such problems can be resolved, the Company believes there is a reasonable expectation of achieving that goal through the plans and actions outlined above. See "Business - General Development of Business," "Principal Shareholders," "Certain Transactions" and "Description of Capital Stock."

     Additionally, the current and predecessor independent accountants advised the Company of material weakness in the internal control structure which effected interim financial reporting. The Company took some corrective action during 1993 by establishing an audit committee of four senior executives and officers of the Company and its subsidiaries. This audit committee is to meet monthly to review all financial aspects of the Company's operations. In addition, the audit committee will systematically review the Company's internal controls and make such changes as may be appropriate. Some actions have already been taken to insure compliance with existing controls and procedures. In addition, the Company will, at the end of each fiscal quarter, consistently perform control procedures, including reconciliation of subledgers to general ledger account balances, review allowance accounts for adequacy of reserves, analyze account balances and net realizable values where appropriate, perform analytical procedures and other control procedures as deemed necessary to provide an adequate internal control structure. Subsequent to the sale of AMI, Republic and Microlabs and the formation of LTI the audit committee has not met and will be reactivated during 1995. In addition, the Company implemented a policy requiring a physical inventory to be taken at the end of each fiscal quarter in addition to the physical inventory taken at year end.

Liquidity and Capital Resources

     At December 31, 1994, the Company has a positive working capital balance of $779,566 compared to $(304,190) at December 31, 1993. This increase in working capital was due primarily to the sale of AMI, Republic and Microlabs as current obligations in the amount of approximately $1,500,000 were transferred to the new owner. Working capital (deficit) for the Company was $(193,283) at December 31, 1992. The increase in working capital deficit from 1992 to 1993 was due primarily to the increase of accounts payable and accrued expenses.

     As of December 31, 1994, the Company had a cash balance of $2,579 compared to a cash balance of $40,911 at December 31, 1993 and an overdraft cash balance of $165,152 at December 31, 1992. The decrease or low balance of cash at December 31, 1994 is due primarily due to the low volume of sales in November and December 1994. The positive cash balance at December 31, 1993 was principally the result of stock sales which were offset by significant operating losses and the Company trying to better manage its cash. Cash declined during the year ended December 31, 1992 primarily due to the reduction of accounts payable, equipment purchases, payment of capital lease obligations and notes payable and to fund operating losses.

     Accounts payable decreased approximately 90% to $129,048 at December 31, 1994, from $1,299,417 at December
31, 1993 primarily due to the sale of AMI and Republic which had outstanding accounts payable of approximately $1,500,000 at June 30, 1994, the date on which these entities were sold. Payables increased approximately 51% to $1,299,417 at December 31, 1993, from $858,617 at December 31, 1992 primarily due to the lack of available funds to timely pay creditors and the decrease in production levels during 1993. During 1992, the Company entered into several settlement agreements to resolve litigation and threatened litigation. The cash payments required by the settlements contributed significantly to the reduction in accounts payable. The settlements involved actions for monies past due on accounts payable which were accrued as incurred in prior periods, except for attorney's fees and interest which have not been significant. Therefore, the settlements have not had any significant effect on the Company's financial statements. See legal proceedings incorporated herein by reference.

     Inventories increased by approximately 6% to $1,042,306 at December 31, 1994 from $978,424 at December 31, 1993. Inventories at December 31, 1992 were $1,053,836. The inventory consists principally of electrical components and raw materials utilized in the layout, design and assembly process of electronic circuit boards. The decrease in inventory from December 31, 1992 to December 31, 1993 was primarily due to the lower levels of completed Republic units on hand at December 31, 1993. The Company does not presently anticipate significant writedowns for obsolescence or reductions in net realizable value of product inventory during 1995. The Company has an agreement with one of its suppliers that it will let the supplier purchase components from its existing inventory for its customers. This should help reduce inventory values and give the Company additional lines of credit for other components which it may need to meet customer production requirements.

     On June 29, 1994, AMI foreclosed on Republic under a secured note and security agreement. Under the terms of the security agreement and the provision of the Texas Uniform Commercial Code, AMI accepted an assignment from Republic of all of the property described in the security agreement
(being all of the tangible and intangible assets) in satisfaction of Republic's secured debt to AMI. Subsequently, on or about June 29, 1994, U.S. Technologies Inc., foreclosed on AMI under a series of notes and security agreements representing $1,871,069 in original principal.
Under the terms of the security agreements and the provisions of the Texas Uniform Commercial Code, U.S. Technologies Inc., accepted an assignment from AMI of all of the property described in the security agreement (being substantially all of AMI's tangible and intangible assets) in satisfaction of AMI's secured debts to U. S. Technologies Inc.

The Company sold its interest in Republic, AMI and Microlabs on June 30, 1994 for $1,758 which resulted in a gain on the sale of these entities of $1,376,959 (see note 16). On July 1, 1994, U.S. Technologies Inc. contributed the assets obtained from AMI for all of the stock in a new coporation new corporation, LTI.

     The Company has entered into an agreement with one of its suppliers to let them purchase components from LTI's inventory when they have needs for certain items which should result in an overall reduction of the raw material inventory during 1995. The risk of obsolescence is inherent due to the nature of the Company's business where designs and components can become obsolete due to the rapid rate of change in the electronics industry. The Company will attempt to minimize this risk by planning its production and inventory acquisition practices so as to minimize its possible exposure. However, the rate of change is so rapid that it is not possible to anticipate every possible risk. Therefore, the risk of writedowns for future obsolescence will be a continuing risk faced by the Company and will be evaluated by management on an on going basis.

     The Company is dependent on four customers for a major portion of its sales. The sales of services to IBM represented approximately 11%, 24% and 57% for the years ended December 31, 1994, 1993, and 1992, respectively. Trimble Navigation represented approximately 27%, 12% and 17% of sales during the years ended December 31, 1994, 1993 and 1992, respectively, Dell Computer Corporation represented approximately 20% and 35% of the Company's sales for the years ended December 31, 1994 and 1993 and Texas Instruments accounted for approximately 14% of total sales during the year ended December 31, 1994.

     The business of LTI and former business of AMI is capital intensive, i.e., significant investment in equipment has been necessary. The Company acquired approximately, $17,000, $197,000, and $363,000 of new and used equipment during 1994, 1993 and 1992, respectively. At December 31, 1992 the Company had $115,812 of capital lease obligations, all of which were related to equipment lease agreements. During the year ended December 31, 1993, the Company exercised all of the lease purchase options in the amount of $78,695 on the capital leases which matured during 1993. Additionally, the Company purchased software license rights in the amount of $5,250 during 1992. The Company has funded the capital expenditures of AMI through a mixture of internal and external sources such as bank borrowings and lease agreements.

     AMI took possession during July, 1991 of a Philips Surface Mount Pick and Place machine. This machine was essential to AMI's operations in the surface mount line of production. AMI attempted unsuccessfully to arrange financing for the purchase of this machine over approximately a 24 month period. On September 30, 1993, Philips filed suit in the 98th Judicial District Court of Travis County, Austin, Texas seeking judgment in favor of Philips in the amount of $280,000; pre-judgment interest, attorney's fees, cost of court and post-judgment interest. On November 18, 1993, the parties reached an out of court settlement in which AMI agreed to make a payment in the amount of $9,000 and would relinquish possession of the machine to Philips on December 3, 1993. The loss of this particular piece of equipment has had an adverse impact on AMI's and subsequently LTI's operations and has resulted in a loss of approximately $200,000 in revenue per month since then. Without a replacement machine being obtained in the future, this could have a significant impact on the future operations of LTI. LTI does plan to attempt to acquire another surface mount pick and place machine, however, this will be difficult given the current financial condition of the Company. LTI's management believes the remaining capital equipment is adequate for the foreseeable future as it intends to seek more production which is labor intensive to better utilize the available workforce within the prison facilty.

     AMI entered into an operating lease agreement with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons and Paroles and the City of Lockhart, Texas, to lease approximately 27,800 square feet of manufacturing and office space commencing December 29, 1993 through January 31, 1997 and provides for automatic three year extensions unless notification is given by either party at least six months prior to the expiration of each term. The lease provides for annual rental rates of $1 per year for the primary term and the first automatic three year extension. AMI made an assignment of this lease to LTI on October 7, 1994. AMI has assigned all of its right title and interest in the lease to LTI, but the assignment of the Lease has not yet been accepted.

 During the previous two years, the Company leased its facilities at a cost of approximately $10,000 per month.

     Republic was incorporated in November, 1988, and introduced the Remote Processing Module systems (RPM) to the microcomputer networking market in 1990. The RPM is a diskless local area network workstation. No expenditures were made during 1994 for research and development expenses while approximately $76,000 and $128,000 were incurred for the years ended December 31, 1993 and 1992, which contributed to Republic operating losses of approximately $212,000 and $938,000, respectively. Republic was sold on June 30, 1994 and predominately all of the finished goods inventory has subsequently been sold by LTI. The Company does not intend to incur any more research and development expense for this line of products or manufacture any more of these systems.

     During April 1993, the Company entered into an uncollateralized note payable agreement with Mr. Leonard Hilt, a former officer and director of the Company and presently President of LTI, totaling $44,000. The loan was payable on demand with an annual interest rate of 8%. On June 18, 1993, Mr. Hilt exercised incentive stock options to purchase 22,000 shares of the Company's Common Stock in payment of this note.

     During 1994  and 1993,  1,770,000 and 491,000 shares of
the Company's Rule 144 stock was sold for total consideration of $412,500 and $214,860, respectively. The excess of market price for the shares sold exceeded the purchase price by $348,750 and $190,421 which has been treated as compensation. The shares are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933, as amended, and may only be resold in compliance with said Rule 144. For a discussion of the sale of these shares of Common Stock, see Note 12 to the Notes to the Financial Statements which is incorporated herein by reference. Additionally, 1,122,600, and 701,000 shares of the Company's qualified and non qualified stock options were exercised which netted the Company $415,287 and $808,531, for 1994 amd 1993, respectively.

     On September 23, 1991, Ryan Corley, an officer and director of the Company, acquired the outstanding principal and accrued interest balance, line of credit agreement and security interest held by First Interstate Bank of Texas, N.A., Austin, Texas. In connection therewith, the Company entered into a $17,969 loan agreement with Mr. Corley. In addition, the Company entered into various additional loan agreements with Mr. Corley during 1991 totalling $30,810, which were additional extensions of credit under the loans acquired by Mr. Corley from First Interstate Bank of Texas, N.A., and secured by the same security interest The loans were payable in full on or before April 10, 1992, and bear interest of 8% per annum. These loans were paid in full during 1993.

     On January 29, 1992, AMI entered into two $50,000 line of credit agreements with Liberty National Bank, Austin, Texas. The first agreement bore interest of 10% per annum, payable monthly, and was payable in full on August 1, 1992. The second agreement matured and was renewed on May 21, 1992 and bore a variable index rate which was not to be more than 15% or less than 9% and matured September 21, 1992. On October 22, 1992, both loans were consolidated into a new loan in the amount of $80,000. The loan was a demand loan which required monthly principal payments in the amount of $10,000 and had a variable index rate which was not to be more than 15% or less than 9% and required that the interest be paid monthly. This loan matured and was paid in full July 2, 1993.

     From time to time during 1994, 1993, and 1992, the Company has been delinquent or in default under all of its loan and lease agreements with the exception of those loans to the Company from its officers, directors and shareholders. The Company's various lenders and leasing companies have worked with the Company and provided it the opportunity to bring the loans and lease obligations back into performance. The leases matured in 1993 and AMI exercised it's purchase option of the underlying equipment for total cash outlay of $78,695 The Company did not enter into any modification agreements as a result of any of the past delinquencies or defaults with the exception of an informal agreement with the FDIC with respect to those certain loans having a principal balance of approximately $158,681 at December 31, 1993 and June 30, 1994. These
loans were assigned to the FDIC following the closing of Bank of the Hills. Following the assignment of the loans to the FDIC the Company suspended payments thereon. In July, 1992, the Company entered into a verbal agreement to pay the back interest that had accumulated on the notes in two installments and to resume payments on the original terms. Past due interest on these loans was paid to the FDIC in September 1992. The Company also made principal payments of approximately $19,000 during 1993 before payments were discontinued due to lack of available funds. . (See Notes 6 and 8 to the Notes to Financial Statements which is incorporated herein by reference.) On August 2, 1993 and September 2, 1993, the FDIC Notified AMI that it considered $43,251 and $115,430, respectively, of the loan in default and demanded payment in full. These loans remained unpaid as of June 30, 1994, the date on which AMI, Republic and Microlabs were sold.

     On March 24, 1992, the Company announced that it had signed an Investment Banking Agreement with Thomas James Associates, Inc., ("Thomas James") an investment banking firm, to provide investment banking, research and consulting services. In addition, Thomas James was to assist in future financing for the Company. Terms of the one year agreement called for the payment of consulting fees of $5,000 per month plus reasonable expenses. In addition, the Company granted to Thomas James a warrant, exercisable for 5 years, to purchase 30,000 shares of the Company's Common Stock at $8.4375. During the two year period from the date of the agreement, Thomas James had the right of first refusal to participate as underwriter, co-underwriter or placement agent for any public or private offering of the Company's securities. In December 1992, the Company proposed in writing to Thomas James to terminate the agreement at that time, with Thomas James retaining the original $5,000 payment and  the warrant  referenced above  to which  Thomas
James verbally agreed.

     A future source of additional working capital may be the 660,000 outstanding Redeemable Warrants issued in connection with the Company's initial public offering and 60,000 redeemable warrants issued on April 14, 1987, The Warrants are exercisable at $10.00 per Warrant and could generate, after offering expenses, approximately $6,393,000. The warrants were to expire April 14, 1992, however, the Board of Directors of the Company have extended the expiration date several times to September 30, 1995. Management will be evaluating alternative sources of capital as there is no assurance the Common Stock trading in the public market will ever trade at the required closing bid price for the specified amount of time to enable the exercise of the Redeemable Warrants. It appears unlikely that the warrants will be exercised unless the Company should reduce the exercise price of the warrants, an action which may not be practical.

     On May 10, 1993, AMI executed a factoring Agreement with Richards Capital Corporation "Richards" of Dallas, Texas, to replace prior agreements with another factoring company. The agreement provides for the sale of eligible accounts receivables with and without recourse and for which Richards will advance funds of 80% of such eligible receivables. Additionally, Richards will charge a factoring fee of 3% of the face amount of all invoices purchased and an interest rate for funds advanced at an annualized rate of 3.5% above the prime rate of American Federal Bank of Dallas. This agreement was cancelled by LTI in July 1994 after the assumption of accounts receivables from AMI by U.S. Technologies and the assignment of them to LTI. LTI presently has no lines of credit for accounts receivable and carries its own receivables.

The discount and management fees of $44,167, $154,834 and $106,062 were incurred during the three years ended December 31, 1994, 1993 and 1992, respectively, and are included in the Consolidated Statements of Operations in general and administrative expense. The estimated allowance for doubtful accounts pursuant to the recourse provision was reported as a provision for uncollectible accounts receivable in the Consolidated Statement of Operations. Total funding received during the years ended December 31, 1994, 1993 and 1992 from the sale of receivables was $837,923, $4,517,891 and $6,254,371, respectively.

     On July 16, 1993, Republic entered into a OEM Agreement with Datapoint Corporation. Under the OEM agreement Republic was to manufacture and deliver 386 and 486 versions of its RPM computers to Datapoint for resale under the Datapoint label. Due to production delays during 1993 in Hong Kong and subsequent AMI production problems, only a small number of units were delivered to Datapoint during 1993 and 1994. During the first three months of 1994 Republic tried to have AMI manufacture these units for Datapoint, but experienced manufacturing problems and component purchasing problems due to long lead times and the lack of credit lines with suppliers. LTI has elected not to continue on with this contract due to the lack of sufficient credit lines and personnel to source the various components. Additionally Datapoint's requirements were not as great as initially projected.

     On July, 23, 1993, The Company purchased a National Cycle League (NCL) Team Membership which included a $5,000 membership fee to NCL Properties for the total purchase price of $265,000, represented by a cash payment of $14,250 and 118,000 shares of its Restricted Rule 144 Common Stock. The team membership gives the Company the option of establishing a team in either within Germany or Spain if the NCL doesn't sell a team membership in either country. If a team membership is sold by the NCL in either of these countries, the Company will have the right to establish a team in the other country. During the year ended December 31, 1994, there have been sales of teams which help establish market value greater than the carrying value of the investment by the Company. Also, the league owners association has established a minimum offering price for any new teams in excess of the carrying value of this investment. This franchise is transferable to a new prospective owner should the Company desire to dispose of the investment. The disposal of this investment would be a source of future cash funds. Until the franchise is activated, there presently are no cash requirements to maintain the francise.

     On May 31, 1994, The Company exchanged 300,000 shares of its common stock with Paris Fashion Ltd. for gem stones with a purported value, based on an appraisal, of approximately $300,000. After the Company obtained a second appraisal of the stones it was determined that the value was approximately $143,000. The Company contacted Paris Fashion Ltd. and demanded that the difference in appraised value be corrected. Paris Fashion Ltd., immediately issued a note payable to the Company in the amount of $160,000 with an alleged value of an additional $170,000 in gem stones as collateral. As of the date of this report, the Company has been unable to obtain a qualified appraisal as to the value of the additional collateral and as a result has provided for a valuation reserve and a charge against operations in the amount of $160,000 for the note receivable. The future sale of these stones would be another source of cash funds.

     The Company has guaranteed severance pay to four individuals in the event of any merger or acquisition by the Company. In such event the company has guaranteed severance pay of four mounts each to Ryan Corley and Jack Bryant and two months each for Leonard Hilt and Neil Ginther if their employment with the Company or any subsidiary is termiated voluntarily or involuntarily for any reason (with or without cause) within six months following the closing of any acquisiton or merger.

     The Company and certain of its Subsidiaries are parties to several legal proceedings that management considers to have occurred during the normal course of business or as a direct result of its inability to repay vendors on a timely basis. See legal proceedings herein incorporated by referrence.

Results of Operations

     During the Year ended December 31, 1994 the Company had a net loss of $(847,046) or $(0.16) per weighted-average share, on consolidated net sales of $1,668,865 as compared to a net loss of $(2,352,572) or, $(0.62) per weighted-
average share, on consolidated net sales of $6,655,573 in 1993. In 1992, the Company had a net loss of $(463,243) or $(0.16) per weighted-average share, on consolidated net sales of $8,888,016. AMI's 1993 sales decreased by approximately 25% from 1992. The decrease in sales during 1994 was due primarily to the loss of a number of customer orders after AMI moved into the prison facility. Many of these orders were lost due to poor quality of work being produced by the residents. After the quality was brought under control the Company was in such poor financial position that it was having severe difficulties in meeting its payroll obligations and vendor commitments. The Company was on a COD basis for virtually all purchases and did not reduce its existing staffing levels quickly enough the help curtail the problem. The decrease in sales from 1992 to 1993 was due primarily to unavailability of certain components during the first four months of 1993 that AMI needed to fill certain customer orders. During the year ended December 31, 1993, Republic accounted for
approximately 6.5%  of consolidated  sales.   MicroLabs  and
Republic combined accounted for less than 2% of the consolidated sales during the two years ended December 31, 1992.

     The Company incurred a negative gross profit of approximately $364,000 and $206,000 for the years ended December 31, 1994 and 1993, respectively. Gross profit for the year ended December 31, 1992 was $1,771,000 or 19.9% The decrease in gross margin from 1992 to 1993 was due partially to the decline in sales and management not reducing overhead and expenses soon enough. The decrease in gross margin in 1992 was due primarily to more competitive conditions and the writedown to net realizable value of the 286SX units of approximately $159,000 and the writedown of approximately $143,000 of AMI's inventory for materials considered to be partially or completely obsolete. Management anticipates gross margins to improve due to the decrease in labor cost, the decrease in employee benefits required for the resident employees and reduced facilities cost in the future.

     The increase in other income during 1993 compared to 1992 was due to a negotiated settlement on an accounts payable incurred during the year ended December 31, 1992 and settled in 1993.

     Selling expenses represented approximately 9.7% of sales in 1994 compared to 6.2% of sales in 1993 compared to 8.1% in 1992. The increase of selling expense in 1994 compared to 1993 is due primarily to a decrease in sales volumes and sales personnel having fixed minimum compensation. The decrease in sales expense during 1993 was due primarily to the loss of one sales person and their related sales expense.

     Administrative expenses were approximately $1,499,036 or 89.8% of sales during 1994 compared to 26.2% and 11.8% in 1993 and 1992, respectively. The increase in administrative expense for 1994 and 1993 was almost exclusively to the charge to administrative expense in the amount of $869,000 and $689,000, respectively for the difference in the exercise price for non-qualified stock options compared to the market price on the date of the grant. The increase in administrative expenses during 1992 is primarily due to the Company's hiring of additional middle management personnel in AMI and approximately $106,000 of discount and management fees paid for receivables sold during 1992. Continued attempts are being made to control both selling and administrative costs.

     No expenditures were made during 1994 for research and development while approximately $76,000, and $128,000 was spent during the years December 31, 1993 and 1992, respectively. The Company does anticipate incurring expenditures for research and development during 1995 in completing the high speed tape back up system being developed by Newdat, Inc. (see note 16).

     While LTI anticipates continuing increases in demand for its services, the capability to meet these demands are limited by equipment, personnel and working capital. Management does not anticipate a lower level of sales for LTI than that realized during 1994.

     The Company adopted Financial Accounting Standard ("FASB") No. 109, "Accounting for Income Taxes" during the year ended December 31, 1993, which establishes generally accepted accounting principles for the financial accounting measurement and disclosure principles for income taxes that are payable or refundable for the current year and for the future tax consequences of events that have been recognized in the financial statements of the Company and past and current tax returns. The change had no effect on prior year results.

     The FASB issued Statement No. 106, "Employers' Accounting for Post Retirement Benefits other than Pensions", and Statement No. 112, "Employers' Accounting for Post Employment Benefits" effective for fiscal years beginning after December 15, 1992 and December 15, 1993, respectively. The Company currently has no Post Retirement plans and provides no material post employment benefits, and management does not anticipate such a plan or post employment benefits in the immediate future. Accordingly, FASB Nos. 106 and 112 have had no immediate impact on the Company's financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
U.S. Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of U.S. Technologies Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of U.S. Technologies Inc. and Subsidiaries for the years ended December 31, 1992 were audited by other auditors whose report dated April 29, 1993, on those statements included an explanatory paragraph that described conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Technologies Inc. and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered significant losses from operations during each of the three years in the period ended December 31, 1994, 1993 and 1992 and had working capital deficiencies at December 31, 1993 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.



                             21

The financial statements do not include any adjustments that might result from this uncertainty.


                          BROWN, GRAHAM AND COPMANY P.C.


Georgetown, Texas
April 15, 1995













































                             22


             REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
U.S. Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes is stockholders' equity, and cash flows of U.S. Technologies Inc. and Subsidiaries for the year ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of U.S. Technologies Inc. and Subsidiaries for the year ended December 31, 1992 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered significant losses from operations during the year ended December 31, 1992 and has a working capital deficiency at December 31, 1992 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do no include any adjustments that might result from this uncertainty.

                          COOPERS & LYBRAND L.L.P.


Austin, Texas
April 29, 1993

                                   U.S. Technologies Inc.
                                CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                                  December 31,
                                                             1994           1993
       Current assets:
         Cash in bank                                 $    2,579     $   40,911
         Accounts receivable:
           Trade, net                                    117,900        468,791
           Officers, directors and employees              72,927         31,027
         Notes receivable - related parties                              48,805
         Inventories, net                              1,042,306        978,424
         Prepaid expenses                                 31,112         52,880
           Total current assets                        1,266,824      1,620,838

       Property and equipment - net                      426,238        770,832

       Other assets:
         Licenses - net                                                  26,500
         Investment - NCL                                265,000        265,000
         Investment - Gem stones                         143,564
         Other assets                                     18,714          2,155
           Total other assets                            427,278        293,655

             Total assets                             $2,120,340     $2,685,325

                            LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Notes payable                                $   50,000     $  158,681
         Obligations under capital leases                                49,053
         Accounts payable                                129,048      1,299,417
         Accrued expenses                                308,210        417,877
           Total current liabilities                     487,258      1,925,028

       Commitments and contingencies: (Note 8)

       Stockholders' equity:
          Common stock - $.02 par value; 20,000,000 shares authorized;
            6,969,635 and 4,077,029 shares issued and outstanding
            at December 31, 1994 and 1993, respectively  139,393         81,541
          Additional paid-in capital                   7,977,821      6,315,872
          Accumulated deficit                         (6,484,132)    (5,637,116)
          Total stockholders' equity                   1,633,082        760,297


          Total liabilities and stockholders' equity  $2,120,340     $2,685,325








                        The accompanying notes are an integral part
                          of the consolidated financial statements

                                   U.S. Technologies Inc.
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended December 31,

                                                1994      1993      1992

       Net Sales                            $1,668,865$6,655,573$8,888,016

       Operating costs and expenses:
         Cost of sales                       2,032,521 6,861,981 7,116,841
         Research and development expense                 76,419   127,689
         Selling expense                       161,752   416,479   716,101
         General and administrative expense 1,499,036 1,742,160 1,044,949 Provision for doubtful receivables 206,266 6,630 239,271
                                            ______________________________

            Total operating costs and expense3,899,575 9,103,669 9,244,851
                                            ______________________________

            Loss from operations            (2,230,710)(2,448,096)(356,835)

       Other income (expense)
         Interest income                                   1,655     7,680
         Interest expense                      (20,016)  (62,093)  (96,139)
         Gain on sale of subsidiaries        1,376,959
         Other income                           29,748   169,139    35,039
         Other expense                          (2,997)  (13,177)  (53,168)
                                           ________________________________

            Total other income (expense)     1,383,694    95,524  (106,588)

                                           ________________________________

            Net Loss                         $(847,016)$(2,352,572)$(463,423)



       Loss per common share                   $  ( .16)$   (0.62) $  (0.16)

       Cash dividends per common share       $     -0- $     -0-  $    -0-

       Weighted-average common shares outstanding 5,302,1473,794,6312,830,972

                        The accompanying notes are an integral part
                          of the consolidated financial statements

                                U.S. Technologies Inc.
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                         $0.02 Par Value
                            Common StockAdditional
                          Number of   Par Paid-InAccumulated
                            Shares   ValueCapital  Deficit       Total



  Balance, January 1, 19922,710,629$54,213$3,740,907$(2,821,121)$973,999

  Stock options exercised   41,700     834 125,322              126,156
  Warrant exercised - April 14, 199260,000   1,200   214,800            216,000
  Stock issued for debt - July 30, 1992108,7002,174  242,401            244,575
  Net loss              __________ ________________   (463,423)  (463,423)
  Balance, December 31, 19922,921,02958,4214,323,430(3,284,544)1,097,307

  Stock options exercised  340,000   6,800 709,231              716,031
  Rule 144 stock issued    373,000   7,460 450,696              458,156
  Stock exchanged for services325,0006,500 584,125              590,625
  Stock issued - investment NCL118,0002,360248,390              250,750
  Net loss               _________ _________________ (2,352,572)(2,352,572)
  Balance, December 31, 19934,077,029 81,541 6,315,872 (5,637,116)  760,297

  Stock options exercised  171,606   3,432 125,718              129,150
  Rule 144 stock issued  1,470,000  29,400 556,850              586,250
  Stock exchanged for services951,00019,020685,381              704,401
  Stock issued - gems      300,000   6,000 294,000              300,000
  Net loss                ________ ________________  (847,016)   (847,016)
  Balance, December 31, 19946,969,635$139,393$7,977,821$(6,484,132)$1,633,082
























                     The accompanying notes are an integral part
                      of the consolidated financial statements.
                                         26

                                U.S. Technologies Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                          1994       1993         1992
  Cash flows from operating activities:
      Net loss                         $(847,016)$(2,352,572) $(463,423)
      Adjustments to reconcile net loss to
        net cash provided by operating activities:
      Depreciation and amortization      297,698    371,392     362,547
      Allowance for writedown of gem stones156,436
      Loss on retirement of assets                               15,917
      Excess of market over issue price
        non qualified stock options and Rule 144 stock869,452   688,546
      Gain on sale of subsidiaries    (1,376,959)
      Changes in certain assets and liabilities:
       Accounts receivable              (785,655)       169     107,058
       Inventory                         (80,341)    75,412      86,657
       Notes receivable                   48,805        378     (49,183)
       Prepaid expense                    (8,713)   (50,242)     20,279
       Accounts payable                  858,745    440,800    (342,334)
       Accrued expenses                  406,753    241,582    (135,461)
                                        ________   ________    ________
      Net cash used in
        operating activities            (460,795)  (584,535)   (397,943)
                                        ________   ________    ________
  Cash flows from investing activities:
      Proceeds from sale of subsidiaries   1,758
      Proceeds from release of
        deposit on capital leases                    46,184
      Equipment purchases                (37,607)  (197,989)     (4,057)
      Decrease (increase) in other assets     25        601      40,993
      Cost of Licenses purchased                                 (5,250)
      Investment in NCL                  _______    (14,250)    _______
      Net cash used in investing activities  (35,824) (165,454)   31,686

  Cash flows from financing activities:
      Proceeds from issuance of common stock458,2871,076,266    242,156
      Principal payments for obligation under capital leases
        and notes payable                          (120,214)   (384,719)
      Increase in notes payable                                 361,000
      Proceeds payments - overdrafts               (165,152)    147,820
                                         _______    _______     _______

      Net cash provided by financing activities458,287 790,900  366,257


  Increase (decrease) in cash            (38,332)    40,911          -0-
  Cash, beginning of period               40,911               -0           -0-
  Cash, end of period                    $ 2,579     $40,911      $  -0-


            Supplemental disclosure of cash flow information:

       Cash paid for interest during the years ended December 31, 1994, 1993 and 1992 was $20,016, $62,093 and $101,888 respectively.

            Supplemental schedule of noncash investing and financing activities:

                     The accompanying notes are an integral part
                      of the consolidated financial statements.
                                         27

       1994:     Issued 300,000  shares of  stock  for  investment  in  gem stones.


            Sold three subsidiaries for $1,758 of cash. Purchaser received $214,159 in current assets, $94,419 in fixed assets and the assumption of $1,589,360 in current liabilites.


       1993:     Issued 118,000 shares of stock for investment in NCL

            Capital lease obligations of $222,167 were relieved for lease equipment returned to lessor.

            Deposits on capital leases in the amount of $67,914 were applied to capital lease obligations.

       1992:     Purchase  of  equipment  for  a  note  in  the  amount  of
       $330,080.

            Deposit on capital lease reduced in the amount of $28,695 for purchase of equipment.

            Issued 130,400 shares of stock to retire $344,575 of notes payable to a stockholder.

































                     The accompanying notes are an integral part
                      of the consolidated financial statements.
                                         28

                     U.S. Technologies Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company
U.S. Technologies Inc. furnishes administrative and management services to its wholly owned subsidiaries. Lockhart Technologies, Inc.("LTI") and Newdat, Inc., and furnished the same services to its formerly wholly owned subsidiaries American Microelectronics Inc., "AMI" Republic Technology Corporation "Republic", Microlabs, Inc. "Microlabs" LTI operations consist of contract manufacturing, prototyping and repair of printed circuit boards using surface mount, through-hole and mixed technology. This technology accounted for approximately 99% of the consolidated net sales. Newdat, Inc. and its 80% owned subsidiary SensonCorp, Limited were acquired on January 23, 1995 (see note 18). U.S. Technologies Inc., together with its subsidiaries, are hereinafter referred to collectively as "the Company."

     Principles of Consolidation
     The consolidated balance sheet at December 31, 1994 includes the accounts of U.S. Technologies Inc., and Lockhart Technologies, Inc. The consolidated balance sheet at December 31, 1993 includes U.S. Technologies Inc. and its formerly wholly owned subsidiaries AMI, Republic and Microlabs. The consolidated statements of operations, changes in stockholders' equity and cash flows include the accounts of U.S. Technologies Inc., Lockhart Technologies, Inc., from inception on June 29, 1994 through December 31, 1994, and its formerly wholly owned subsidiaries American Microelectronics Inc., Republic Technology Corporation and U.S. Microlabs Inc., (see note 19) for all years reported thereon through June 30, 1994. The operating results for Newdat, Inc. and its 80% equity in Sensoncorp, Limited are not reflected in accompanying consolidated financial statements (see note 16) as the acquisition has been accounted for in 1995. All significant intercompany transactions have been eliminated.

     Presentation Basis
     The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant losses during each of the three years in the period ended December 31, 1994, and had working capital
deficiencies at  December 31,  1993.   Additionally,  at  various
times during 1994 and 1993, the Company was in default (delinquent payments) on its debt obligations.

     The Company's continued existence is dependent upon its ability to resolve its liquidity problems. While there is no assurance that such problems can be resolved, the Company believes there is a reasonable expectation of achieving that goal through the cash generated from future operations, the introduction of new products into the market (see note 16) and the sale of additional common stock through a private placement.

     Inventories
     Inventories are stated at the lower of cost or market utilizing the average cost method for raw materials and work-in-progress, and the first-in, first-out method for finished goods.

     Property and Depreciation
     Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions, renewals and improvements of property and equipment are capitalized. Expenditures for repairs, maintenance and gains or losses on disposals are included in operations. Depreciation is computed using the straight-line method over the following estimated lives:

                                   Estimated Lives
          Equipment                    5-7 years
          Furniture and fixtures         7 years
          Vehicles                       3 years
          Leasehold Improvementsterm of building lease

     Licenses
     The cost of obtaining the rights to copy certain proprietary software for use in the Remote Processing Module ("RPM") are being amortized over five years using the straight line method.

     Earnings per Share
     Net loss per common share is based on the weighted average number of common shares and common share equivalents outstanding in each period. The shares reserved for stock options and warrants are anti-dilutive for the purpose of determining net income or loss per share.

     Recent Pronouncements
     The Company adopted Financial Accounting Standard ("FASB") No. 109, "Accounting for Income Taxes" during the year ended December 31, 1993, which establishes generally accepted accounting principles for the financial accounting measurement and disclosure principles for income taxes that are payable or refundable for the current year and for the future tax consequences of events that have been recognized in the financial statements of the Company and past and current tax returns. The change had no effect on prior year results.

     Product Warranties
     Under the Company's product warranty program, the Company has agreed to replace certain products during the one year warranty program. Expected warranty costs, if any, are provided for in the period in which products are sold. To date accrued warranty costs are immaterial.

     Revenue Recognition
     Revenue is recognized from sales of products when the product is shipped.

2.   ACCOUNTS RECEIVABLE - TRADE

     During 1991, AMI entered into an Accounts Management Agreement and an Accounts Financing Agreement with Lightship Financial Group, Inc., Philadelphia, Pennsylvania, ("Lightship") whereby AMI sold "eligible" accounts receivable to Lightship which also managed the collection of all of AMI's accounts receivable. The terms of the agreements required AMI to insure its eligible accounts receivable against bankruptcy and to direct customer remittances to a lockbox designated by Lightship. Lightship funded 75% of each eligible receivable invoiced on a daily basis. The balance of each receivable was funded upon the receipt of payment by Lightship. The agreements provided for a discount fee on funds advanced at an annualized rate of Citibank prime plus 2%. The discount fee was charged from the date of advance until payment was received and was calculated for a period of not less than thirty days. A management fee of .5% of the face amount of all AMI accounts receivable was also charged to the Company.

On May 10, 1993, AMI executed a factoring Agreement with Richards Capital Corporation "Richards" of Dallas, Texas, to replace the accounts management agreement and the accounts financing agreement with Lightship. The agreement provides for the sale of eligible accounts receivables with and without recourse to

Richards which will advance funds equal to 80% of such eligible receivables. Additionally, Richards will charge a factoring fee of 3% of the face amount of all invoices purchased and an interest rate for funds advanced at an annualized rate of 3.5% above the prime rate of American Federal Bank of Dallas. Under the terms of the agreement, Richards has a continuing security interest in AMI's accounts receivables and inventory.

The discount and management fees discussed above of $44,167, $154,834 and $106,062 were incurred during the three years ended December 31, 1994, 1993 and 1992, respectively, and are included in the Consolidated Statements of Operations in general and administrative expense. The estimated allowance for doubtful accounts pursuant to the recourse provision is reported as a provision for uncollectible accounts receivable in the Consolidated Statement of Operations. Total funding received during the years ended December 31, 1994, 1993 and 1992 from the sale of receivables was $837,923, $4,517,891 and $4,254,371 respectively.

     Accounts receivable - trade at December 31 is net of an allowance for doubtful accounts as follows:

                 1994            $49,830
                 1993            129,044

3.   INVENTORIES

     At December 31, inventories consist of the following:
                                 1994         1993
       Raw Materials        $1,005,380     $703,602
       Work in progress          7,122       85,110
       Finished goods           29,804      189,712
                            $1,042,306     $978,424

The Company provided an allowance for obsolete raw materials of $33,000, $15,000 and $148,193, which was charged against cost of sales, during the years ended December 31, 1994, 1993 and 1992, respectively. Additionally the Company recorded, and charged to cost of sales, a writedown to net realizable value its carrying cost of finished goods inventory in the approximate amounts of $46,000, $26,000 and $160,000 during the years ended December 31, 1994, 1993 and 1992, respectively.

4.   PROPERTY AND EQUIPMENT

     At December 31, property and equipment consists of:
                                 1994         1993
       Equipment            $1,566,634   $1,807,054
       Furniture and fixtures  179,721      201,606
       Vehicles                 12,873       12,873
       Leasehold improvements  204,865      184,157
                             1,964,093    2,205,690
       Less accumulated depreciation1,537,8551,434,858
                             $ 426,238    $ 770,832

     Depreciation expense for the years ended December 31, 1994, 1993 and 1992 was $287,782, $346,594 and $334,028, respectively.

5.   LICENSES

     During 1989, 1990 and 1992, the Company entered into license agreements totaling $160,250 with certain software vendors for the right to reproduce and distribute 10,000 copies of certain BIOS and operating system software used in its RPM units. Amortization is computed using the straight-line method over 5 years. Amortization expense for 1994, 1993 and 1992 totaled $9,917, $24,798 and $28,519 respectively. Accumulated amortization at December 31, 1994, 1993 and 1992 was $95,475, $87,688 and $60,760, respectively.

6.   NOTES PAYABLE

     Notes payable and long-term debt at December 31, 1994 and 1993, consist of the following:

                                           1994      1993

     AMI had notes payable to a
     bank for financing of
     equipment.  The notes carried
     interest rates of 8.145% and
     8.98% and were collateralized
     by the related equipment.
     Payments of $2,203 and $5,511
     were due monthly until
     December, 1994, and February,
     1995
     including interest (see Note 9)             $158,681

     Note payable to Coopers &
     Lybrand, the Company's former
     independent accountants in the
     amount of $50,000.  The loan
     is a demand loan which
     requires monthly principal
     payments in the amount of
     $5,000 and bears an interest
     rate at prime as stated in the
     Wall Street Journal and
     requires that the interest be
     paid
     monthly maturing June 21, 1994.
                                        $50,000 _________
          Total maturities              $50,000  $158,681

7.   INCOME TAXES

     Deferred federal income tax at December 31, 1994 follows:

     Deferred federal income tax asset       $1,772,010
     Valuation allowance                          (1,772,010)
     Total deferred tax asset                     $             -
0-

     The Company has available for federal income tax purposes unused operating losses which may provide future tax benefits which expire as follows:

           Year of Expiration  Net Operating Loss
                  2003          $1,383,000
                  2005             390,000
                  2006             165,000
                  2007             147,000
                  2008           2,291,000
                  2009             836,000
                                $5,212,000

8.   COMMITMENTS AND CONTINGENCIES

     The Company relocated its operations to a minimum security prison facility on December 29, 1993. AMI, a formerly wholly owned subsidiary of the Company, had a lease agreement with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons and Paroles and the City of Lockhart, Texas, to lease approximately 27,800 square feet of manufacturing and office space under an operating lease through January 31, 1997. The lease provides for automatic three year extensions unless notification is given by either party at least six months prior to the expiration of each term. This lease was assigned by AMI to Lockhart Technologies, Inc. on October 7, 1994, however the assignment has not been approved by Wackenhut Corrections Corporation. The lease provides for annual rental rates of $1 per year for the primary term and the first automatic three year extension. The Company continues to lease office space in Austin. Rental expense for the years ended December 31, 1994, 1993 and 1992, was $7,290, $132,000 and $126,000,
respectively.

     On March 22, 1995, the Company was served with a citation in TTI Testron, Inc. vs. American Microelectronics, Inc. and Lockhart Technologies, Inc., County Court at Law No. 1, Travis County, Texas, Cause No. 221,094. The petition alleges that Lockhart Technologies, Inc. received the assets of American Microelectronics Inc. without consideration. The action seeks damages of $11,527. The Company believes the claim is without merit.

     On  August  9,  1994,  an  action  styled  Austin  Temporary
Services,  Inc.   vs.  U.S.   Technologies,  Inc.,  dba  American

Microelectronics Inc., 345th Judicial District Court, Travis County Texas, Cause No. 94-09813, alleging that the Company was indebted to Austin Temporary Services, Inc. ("ATS") in the amount of $67,622 plus costs of court, interest, and attorney's fees for temporary employee services that ATS furnished to American Microelectronics Inc. Subsequently, ATS has amended its petition to add Jack D. Bryant, Ryan Corley, Leonard D. Hilt, American Microelectronics, Inc., and Lockhart Technologies, Inc. as additional named defendants. Under the present pleadings, ATS is claiming breach of contract and fraud and is attempting to pierce the corporate veil between the various companies and the named individuals. Mr. Bryant is a Director of the company. Mr. Corley is a Director and President of the Company. Mr. Hilt is the President and the Director of Lockhart Technologies, Inc. The Company believes ATS's claims are without merit.

     On January 24, 1995, an action styled SensonCorp Systems, Inc., SensonCorp Pacific, SensonCorp Southeast, SensonCorp West, Creative Media Resources vs. SensonCorp Limited, William Meehan, Dugal Allen, John Allen, DOES 1 through 50, United States District Court Northern District of California, Cause No. C-95-00282. The action seeks equitable relief and damages for breach of contract, breach of implied warranty of good faith and fair dealing, common law fraud, negligent misrepresentation, unfair competition, interference with contract, accounting, receiver/attachment, and theft of trade secrets. The causes of action are related to a marketing agreement between Senson and the plaintiffs. Defendant John Allen is the Chairman of the Board of the Company. Dugal Allen is John Allen's son and is vice president of operations. Mr. Meehan is a business associate of John Allen. The suit does not specify the dollar amount of damages sought. The plaintiff's were denied most of the equitable relief they sought, but have obtained a temporary injunction requiring Senson to continue selling them certain products on Senson's usual and customary terms. The Company believes the plaintiff's claims are without merit and that Senson and the other named defendants will ultimately prevail.

     On July 14, 1989, Registrant's Board of Directors adopted a bonus plan that sets aside 1%, 2% and 3% of sales as long as the Company has maintained pretax income of 10%, 15% and 20% of sales, respectively. The performance standards will be based on a three month period of time. Bonuses will be accrued quarterly and determined as of the end of each calendar year. No employees will have vested rights in the bonus plan. The Board of Directors will act as a committee to determine who participates and the actual amount of the individual bonuses. No bonuses were declared during 1994 and 1993. $5,250 of bonuses were declared and charged against earnings in 1992.

     On March 21, 1994, The District Court, 98th Judicial District, Travis County, Texas granted a judgment to Travis County, et al. in the amount of $78,732 plus interest in the amount of $13,397 and attorney's fees in the amount of $13,819 against AMI for delinquent taxes for the years of 1992 and 1993. The total Judgment was accrued at December 31, 1993 and 1992 in the amounts of $57,940 and $48,008, respectively and was recorded as an expense. The Company is not liable for the judgment, but has reflected these amounts in accrued liabilities because the judgments remain unpaid and are a lien on certain equipment owned by LTI that was previously owend by AMI.

     For the months of February, March and the period of July 1 through September 3, 1993, the Company's health, life and dental insurance coverage for its employees lapsed with its insurance carrier. The Company has assumed the position of self-insuring all risks associated with those policies for such periods which management estimates will not exceed $44,000 and which has been charged against earnings during 1993.

     There were several lawsuits outstanding against AMI and Republic at the time they were sold. AMI and Republic are separate corporations, incorporated under the laws of the State of Texas. Therefore, the Company believes it has no liability arising out of or in connection with any lawsuits against AMI or Republic.

     The Company has guaranteed severance pay to four individuals in the event of any merger or acquisition by the Company. In such event the company has guaranteed severance pay of four mounts each to Ryan Corley and Jack Bryant and two months each for Leonard Hilt and Neil Ginther if their employment with the Company or any subsidiary is termiated voluntarily or involuntarily for any reason (with or without cause) within six months following the closing of any acquisiton or merger.

9.   ESCROW AGREEMENT

     Dr. R. E. Woody, a shareholder; Mr. Ryan Corley, a shareholder, Chairman of the Board of Directors, President and Chief Executive Officer and Mr. Neil E. Ginther, a shareholder of less than 5% of the outstanding shares of Common Stock of the Company escrowed 693,360, 405,533 and 56,700 shares of their stock, respectively, pursuant to an escrow agreement required by the state of Texas which, among other things, provided that if in the first twelve (12) months following the effective date of the Registration Statement (April 14, 1987), the closing bid price for the Company's Common Stock was not at least $10.00 for a period of twenty (20) consecutive trading days, an aggregate of 200,000 shares of Common Stock would be released from the escrow and contributed back to the Company. On April 14, 1988, pursuant to the escrow agreement, Mr. Ryan Corley, Mr. Neil Ginther and Dr. R. E. Woody released an aggregate of 200,000 shares of Common Stock from escrow and contributed the shares back to the Company and such shares were cancelled. Additionally, if in the second twelve (12) months following such effective date, the closing bid price was not at least $15.00 for a period of twenty (20) consecutive trading days, an additional 200,000 shares of Common

Stock in the aggregate would be released from the escrow and delivered to the Company. On April 14, 1989, pursuant to the escrow agreement, Mr. Ryan Corley, Mr. Neil Ginther and Dr. R. E. Woody released an aggregate of 200,000 shares of Common Stock from escrow and contributed the shares back to the Company which cancelled them.

     The  escrow  agreement  provided  for  the  release  of  the remaining shares over the four year period following the April 14, 1987 anniversary date if earnings and trading price per share reached certain levels. These levels were not attained; therefore, pursuant to the agreement, the escrowed shares shall be released on a pro-rata basis by the escrow agent to each of the three shareholders yearly commencing April 15, 1993 through April 15, 1998 at the rate of 20% of their respective shares remaining in escrow at April 15, 1993. The number of shares released from escrow on April 14, 1994 and 1993 to Dr. R.E. Woody, Ryan Corley and Neil E. Ginther was 138,672, 81,106 and 11,340, respectively in each of the two years.

     All of the escrowed shares have been treated as issued and outstanding shares in all references to the number of shares outstanding and have been included in the weighted average number of shares outstanding in all references to earnings per share during the time periods in which they were outstanding.

10.  CUSTOMERS

     During the years ended December 31, 1994, 1993 and 1992, IBM represented approximately 11%, 24% and 57%, respectively, of the Company's sales. Trimble Navigation, represented 27%, 12% and 17% of the Company's revenues during the years ended December 31, 1994, 1993 and 1992, respectively and Dell Computer Corporation represented approximately 20% and 35% of the Company's sales for the years ended December 31, 1994 and 1993, respectively and Texas Instruments accounted for approximately 14% of sales for the year ended December 31, 1994.

11.  STOCK OPTION PLANS - QUALIFIED

     The 1988 Employee Stock Option Plan (the "1988 Plan") was approved at the Annual Meeting of Shareholders on March 16, 1989. The 1988 Plan reserves 300,000 shares of the Company's Common Stock to be granted to officers and employees at the discretion of the Board of Directors.

     The 1990 Employee Stock Option Plan (the "1990" Plan") was approved at the Annual Meeting of Shareholders on June 8, 1990. The 1990 Plan reserves 300,000 shares of the Company's Common Stock to be granted to officers and employees at the discretion of the Board of Directors.

     Both plans provide that all options must be granted at not less than the market price at the time of the grant. The term of the options will be selected by the Board of Directors, but in no event will such term exceed ten years from the date of the granting of the option. All options are nontransferable, except upon death, and, during the lifetime of the optionee, are exercisable only by the optionee.

     The following table contains information on stock options:
                                      Average Option
                             Shares  Price per Share
          Granted:
               1989         182,600          $2.00
               1990         358,560          $2.50
               1991         110,100          $5.10
               1992         230,720          $4.41
               1993         220,000          $1.64
               1994         224,700          $0.60
          Exercised:
               1989           3,800          $1.90
               1990              40          $2.20
               1991         118,980          $3.20
               1992         162,520          $3.28
               1993         153,000          $1.99
               1994         171,600          $0.75
          Forfeited/cancelled:
               1989         122,460          $4.20
               1990         176,880          $3.60

               1991         139,540          $3.10
               1992         133,760          $4.97
               1993          91,000          $3.16
               1994          87,920          $3.03
          Outstanding at year end:
               1988         238,760          $4.95
               1989         295,820          $3.30
               1990         477,460          $2.90
               1991         329,040          $3.60
               1992         341,820          $3.79
               1993         281,500          $2.86
               1994         182,580          $3.41
          Exercisable at year end:
               1989         155,800          $4.85
               1990         109,080          $3.60
               1991         131,707          $3.10
               1992         166,320          $3.84
               1993         124,700          $1.98
               1994         110,655          $3.80

          Options for  a total  of 6,840 shares are available for
grant to  officers and  key employees  under the  1988  and  1990 plans, under which grants may be made until August 2, 1998 and October 6, 1999, respectively.

12.  STOCK OPTION PLANS - NONQUALIFIED

     On May 4, 1993, September 3, 1993 and April 15, 1994, the Company adopted the 1993, 1993A and 1994 nonqualifying stock option plans, respectively. The plans reserve 500,000, 800,000 and 800,000 shares of the Company's Common Stock to be granted to non-employees, directors, and/or other persons associated with the Company whose services have benefited the Company.

     The following table contains information on the nonqualified stock options:

                                      Average Option
                             Shares  Price per Share
          Granted:
               1993       1,025,000          $1.56
               1994         710,000           $.20

          Exercised:
               1993         512,000           $.98
               1994         951,000           $.41

          Outstanding at year end:
               1993         513,000          $2.13
               1994         272,000           $.05

          Exercisable at year end:
               1993         513,000          $2.13
               1994         272,000           $.05

     Some of the options were granted at less than market value at the date of the grant. The excess of the market value over the option price in the amount of $188,694 and $498,125 has been included in expense in the accompanying financial statements as compensation for the years ended December 31, 1994 and 1993, respectively.

     There are  90,000 shares  available to  grant as of December
31, 1994 under these plans.

13.  STOCKHOLDERS' EQUITY

     At December 31, 1994, the Company has outstanding 660,000 warrants which entitle the holder to purchase one share of common stock at $10 per warrant. The warrants expire on September 30, 1995.

     On February 8, 1993, at a special shareholders meeting, the shareholders approved a one for five reverse split of the Company's common stock and to change the authorized number of shares and par value from 40,000,000 shares at $.01 par to 20,000,000 shares at $.02 par value. All share and per share amounts included in the accompanying financial statements and related notes thereto have been retroactively restated to reflect this event.

     During 1994  and 1993,  1,770,000 and  491,000 shares of the
Company's Rule 144 stock was sold for total consideration of $412,500 and $214,860, respectively. The excess of market price for the shares sold exceeds the purchase price by $348,750 in 1994 and $190,421 in 1993 has been treated as compensation and included in the accompanying financial statements in administrative expenses.

     The following table reconciles the number of common shares shown as outstanding on the balance sheet with the weighted-average number of common and common equivalent shares used in computing earnings per share for the years ended December 31, after giving effect to the one for five reverse stock split effective February 9, 1993:

                              1994      1993      1992
Common shares outstanding  at December 316,969,6354,077,029 2,921
,029

Effect of using weighted
  average common
  shares outstanding    (1,667,488) (282,398)  (93,057)
                          _________ _________ _________
Shares used in computing
  earnings per share      5,302,147 3,794,631 2,830,972

     On May 31, 1994, The Company exchanged 300,000 shares of its common stock with Paris Fashion Ltd. for gem stones with a purported value, based on an appraisal, of approximately $300,000. After the Company obtained a second appraisal of the stones it was determined that the value was approximately $143,000. The Company contacted Paris Fashion Ltd. and demanded that the difference in appraised value be corrected. Paris Fashion Ltd., immediately issued a note payable to the Company in the amount of $160,000 with an alleged value of an additional $170,000 in gem stones as collateral. As of the date of this report, because the events only recently transpired, the Company has been unable to obtain a qualified appraisal as to the value of the additional collateral and as a result has provided for a valuation reserve and a charge against operations in the amount of $160,000 for the note receivable.

     On July, 23, 1993, The Company purchased a National Cycle League (NCL) Team Membership which included a $5,000 membership fee to NCL Properties for the total purchase price of $265,000, represented by a cash payment of $14,250 and 118,000 shares of its Restricted Rule 144 Common Stock. The team membership gives the Company the option of establishing a team in either within Germany or Spain if the NCL doesn't sell a team membership in either country within one year. If a team membership is sold by the NCL in either of these countries, the Company will have the right to establish a team in the other country.

     During the year ended December 31, 1993, the Company issued 100,000 shares of its Rule 144 stock to Chandler, Church & Company for an agreement for future promotional services. Chandler, Church & Company advised the Company that it did not consider that the stock was to have been issued by the Company and advised the Company that they did not have a contract with the Company. On December 21, 1993, The Company advised the stock transfer agent to cancel the stock certificate and that if the shares were presented for transfer that the purchaser thereof could not be a bona fide purchaser. The Company has not included the shares in the shares outstanding as of December 31, 1993 and 1994 or included them in the weighted average shares in the per share computation.

14.  SALE OF SUBSIDIARIES

     Prior to June, 1994, the Company owned three (3) additional subsidiaries which had been in operation for several years:
American Microelectronics Inc. ("AMI"), Republic Technology Corporation ("Republic"), and U.S. MicroLabs Inc. ("MicroLabs"). AMI was in the electronics contract manufacturing business. Republic was in the business of designing and marketing personal computers. MicroLabs had been inactive for several years, but had at one time been in the business of developing and marketing software. AMI was the largest secured creditor of Republic. The Company was the largest secured creditor of AMI. In June, 1994, AMI foreclosed on its security interest in Republic and accepted an assignment of all of Republic's assets (all of which were covered by AMI's security agreement) in satisfaction of
Republic's debts to AMI. Subsequent thereto the Company foreclosed on its security interest in AMI and accepted an assignment of AMI's assets (that were covered by the Company's security agreement) in satisfaction of AMI's debts to the company. The Company made a capital contribution of the assets thus obtained to the newly formed company, Lockhart Technologies, Inc., in exchange for all of the capital stock of that company.

     On June  30, 1995,  all of the common stock of AMI, Republic and Microlabs  were sold  to an unrelated party for cash totaling
$1,758.   The transaction  resulted in a gain of $1,376,959 which
has been included in operations in 1994.

     Following  is  a  summary  of  net  assets  and  results  of operations the  three subsidiaries  sold as  of  June  30,  1994,
December 31, 1993, and 1992, and for the the six months ended June 30, 1994 and the years ended December 31, 1993 and 1992.
                               1994        1993        1992

     Total Assets       $   214,159  $3,274,346

     Total liabilities    1,589,360    4,663,284

     Net assets (liabilities)$1,375,201$(1,388,938)

     Sales and other income$1,255,437$6,926,368  $8,930,644

     Operating cost and other expense  1,783,733    8,432,324
9,320,563

     Net income (loss     $(528,296)$(1,505,956)  $(389,919)

15.  FOURTH QUARTER ADJUSTMENTS

     Significant adjustments increasing the fourth quarter loss of 1994 and 1993 are as follows:

                                        1994   1993
          Increase of allowance for doubtful accounts  $156,436
          Unrecorded compensation on Rule 144 stock20,142   $190,
421
          Physical inventory adjustments      57,183
          Writedown of inventory for obsolete raw materials 33,00
0
          Decrease in gain on sale of subsidiaries224,000
          Accrual of penalties and interest on
            Travis County Tax Judgment__26,712  18,180
          Aggregate adjustment       $460,290$265,784

16.  SUBSEQUENT EVENTS

     On January 23, 1995, the Company acquired all of the outstanding capital stock of Newdat, Inc., in exchange for 7,053,728 shares of the Company's common stock. As a result of the acquisition, the Company has available two new products which will go into production during the second quarter and an 80% interest in another company which is marketing a line of environmentally friendly chemical coatings developed by a major Australian chemical company.

     The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The excess of purchase price over the fair values of net assets acquired has been recorded as goodwill. The fair values of these assets and liabilities are summarized as follows:

     Cash                          $    2,846
     Accounts receivable               11,243
     Inventory                        165,981
     Property and equipment             4,578
     Purchased technologies         1,167,500
     Goodwill                         314,324
     Accounts payable and accrued expenses(26,479)
     Notes payable                   (229,243)

                                   $1,410,750

     Included  in  the  purchased  technologies  is  $300,000  of technologies for  a tape  storage device  that is  still  in  the
development stage.   That  amount has  been charged to expense in
1995.

     Pro Forma Results of Operations, including the expense of the tape storage device, had the acquisition been effective at the beginning of 1994 are as follows:

     Net sales                     $1,700,965
     Net loss                     $(1,225,329)
     Earnings per share                   $(.90)
     Weighted average  common shares outstanding  5,302,147

     On December 2, 1994, the Company entered into an master distribution agreement with Carlton Technologies & Services Ltd., for a master distributorship of plastic shrink tubing materials. The distribution agreement gives the Company the exclusive territories of distribution in the states of Texas, Arizona and California. The Board of directors approved the issuance of 750,000 shares of common stock to Carlton Technologies & Services Ltd., in exchange for shrink wrap material valued at $196,793. Shrink wrap is a plastic material widely used in the electronics industry as an electrical insulator which shrinks when exposed to heat. The Company acquired the material primarily for resale through its contacts in the electronics industry. The stock was not actually issued until January 24, 1995, and, therefore, not booked by the Company for accounting purposes until that date.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES.

During 1994, the Company had no disagreements with its accountants on accounting and financial disclosures.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered significant losses from operations during each of the three years in the period ended December 31, 1994 and has working capital deficiencies at December 31, 1993 and 1992 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from this uncertainty.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name           Age       Position

John V. Allen       59        Chairman of the Board

Ryan Corley         51        Director and  President  and  Chief
                         Executive Officer of the Company.

Jack Bryant         46        Director

     Directors of the Company are elected at the annual meeting of shareholders to serve for one year or until their successors are elected and have qualified. Vacancies on the Board of Directors of the Company and its Subsidiaries are filled by the Board of Directors of the Company. Officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or officers of the Company.

John V. Allen - Chairman of the board of directors.

     John V. Allen, became a member and chairman of the board of directors on January 23. 1995, when U.S. Technologies acquired Newdat, Inc. Mr. Allen has been chairman of the board of Newdat, Inc. since its inception in 1994. Mr. Allen was a founder and chairman of the board of Pan Pacific Gold Corporation, a Canadian resources company with activities in British Columbia, Vietnam and China conducting mining operations primarily for gold. Mr. Allen is the founder of and chairman of the board of Laura Technologies Inc., an Arizona technology corporation devoting its efforts to research and development of electronic products. During the period of 1984 through 1989 Mr. Allen served as the founder and Chairman of Superburn Systems Ltd., A Canadian public company involved in environmental and waste management with offices in Canada, United States, United Kingdom, Germany and other European countries. Mr. Allen is a member of the board of directors of Laura Investments a wholly owned multi-national investment holding company with a diverse range of high technolgy businesses

Ryan Corley - founder, President and a member of the Board of Directors.

     Ryan Corley is a founder of the Company and has served as President and a member of the Board of Directors since its inception. Mr. Corley served as Chief Operating Officer from inception until September 1987, when he was named Chief Executive Officer and also elected as Chairman of the Board of Directors. Since March 1992, Mr. Corley was a Director and Secretary of YR Incorporated, a New Jersey corporation until his resignation in June, 1993. YR Incorporated is in the business of selling an information video and hair care products. Mr. Corley was a Director of AMI since its acquisition until his resignation on March 16, 1994; Mr. Corley served as President and Chairman of AMI's Board of Directors from April 1990 until May 1991. Mr. Corley had been Chief Executive Officer and a Director of Republic since its activation as well as being a Director of
MicroLabs since its inception and Chairman of its Board of Directors since April 11, 1989. Mr. Corley resigned from all positions as an officer and director of Republic and Microlabs in April 1994. Mr. Corley was the President and owner of the Dallas Roadrunners, Inc. of the National Cycle League since its inception in March 1989 until May 1990, when Mr. Corley resigned his position and returned the franchise to the League. In October 1990, Mr. Corley helped found and is currently the President and principal stockholder of the Houston Outlaws, Inc. of the National Cycle League. Mr. Corley also served as Treasurer of the Company until August 1987. Mr. Corley served as President of American Microelectronics Inc. from November 1987 to February 1988. Mr. Corley is a founder, President and Chairman of the Board of Directors of Charge, Inc., a Washington state public company, as well as President and Chairman of the Board of Charge Entertainment Corporation, a wholly owned subsidiary of Charge, Inc. Charge, Inc. was formed in 1986 primarily to acquire an interest in one or more business opportunities. Mr. Corley is a founder and former Chairman of the Board of Directors of Direct Pharmaceutical Corporation. Direct Pharmaceutical Corporation markets and sells prepackaged pharmaceuticals to dispensing physicians. Mr. Corley is a former Chief Operating Officer, Executive Vice President and Secretary/Treasurer of Direct Pharmaceutical Corporation. Mr Corley has been a director of National Power Systems, Inc. since 1994. Mr. Corley graduated from the University of Tulsa in 1970 with an MBA in management. Mr. Corley received a Bachelor of Science in Business Administration from the University of Tulsa in 1966.

Jack Bryant - founder and a member of the board of directors.

     Jack Bryant was a founder and is a director of the Company. Since its inception in October 1990, Mr. Bryant has been Secretary of the Houston Outlaws of the National Cycle League. Mr. Bryant served as President of AMI from February 1988 to April 1988. Mr. Bryant was a full time employee of AMI from March 1988 until December 15, 1988, returning to full time employ effective June 16, 1989. From December 15, 1988, until June 16, 1989, Mr. Bryant was in private practice in Texas. On June 16, 1989, Mr. Bryant was elected President of MicroLabs to replace Mr. James Burns who had resigned. Mr. Bryant is an attorney licensed to practice law in Texas (since 1973) and Oklahoma (since 1977). Mr. Bryant served as Secretary of the Company from inception to August 2, 1988, when he resigned that position and was elected Vice President and Assistant Secretary. Mr. Bryant was again elected to the position of Secretary of the Company on June 8, 1992. Mr. Bryant resigned as an officer of the Company and as an officer and director of all of its subsidiaries effective December 23, 1993.

Michael E.  Stamm -  member of  the Board  of Directors  resigned
January 23, 1995.

     Michael E. Stamm, Ph.D. had been a Director of the Company from March 16, 1989 through January 23, 1995. Dr. Stamm has been a consultant/advisor to the Company since October 1987. From December 1983 to the present time, Dr. Stamm has been President and Chief Executive Officer for AirBorne Pipeline Services, Inc., a Utah corporation, Redmond, Washington. Since June 1986, Dr. Stamm has also served as the Chairman of the Board of Directors. AirBorne Pipeline Services, Inc. used helicopters as aerial mapping platforms to "see" underground to aid in more economical pipeline construction and monitoring. Other services offered by AirBorne Pipeline Services, Inc. included monitoring oil and gas pipelines for early signs of leaks or corrosion. AirBorne Pipeline Services, Inc.'s systems were first developed by Applied Science, Inc., a subsidiary of Northwest Energy Company, Salt Lake City, Utah, under the direction of Dr. Stamm. At that time, Dr. Stamm was vice president of Applied Science, Northwest Pipeline Company, also a subsidiary of Northwest Energy Company, and Northwest Energy Company. Applied Science was acquired by AirBorne Pipeline Services, Inc. in 1983, and Dr. Stamm became president of the latter firm. Airborne Pipeline Services, Inc. and Applied Science filed for Chapter 11 bankruptcy as consolidated cases in August 1986. On August 7, 1987, as the result of a request for dismissal filed by Airborne Pipeline Services, Inc. and Applied Science as debtor, an order dismissing the debtor from Chapter 11 bankruptcy was signed by the Clerk of the Bankruptcy Court for the Western District of Washington, at Seattle. Dr. Stamm is currently serving on the Boards of Directors for Zuritek, S.A., Zurich, Switzerland, Schweizerischer Finanzverein, Zurich, Switzerland and Vernon Research and Development Co., Rome, New York and, since 1971, has served as an independent consultant to a number of government agencies. In

1968, Dr. Stamm received a Doctor of Philosophy degree from the University of Munich and a Bachelor of Science in Physics degree from the University of California at Los Angeles in 1967.

Significant Employees

     The Company relies on the services of certain key employees.
Set forth below is certain information describing such persons.


ITEM 11.  EXECUTIVE COMPENSATION.

     The table below sets forth all cash and cash equivalent remuneration paid by the Company and its subsidiaries during the year ended December 31, 1994 to each of the Company's executive officers and to a group consisting of all three executive officers of the Company.

Name                Capacities in which serves         Cash
Compensation

John V. Allen            Chairman of the Board
$0


Ryan Corley              Director and President
$69,000

Jack D. Bryant [1]       Director and attorney
$39,250

Michael E. Stamm [2]          Director
$0

All Executive Officers
and Directors as a                                     $108,250
Group (4 persons)

[1]  Mr. Bryant resigned as Vice President effective December 23,
1993, and later rejoined the Company on October 22, 1994, as an employee of one of the Company's subsidiaries.

[2]  Mr. Stamm  resigned as  a director of the Company on January
23, 1995.

Compensation of Directors

     Directors of the Company are reimbursed for travel expenses incurred in serving on the Board of Directors. Directors who are not executive officers of the Company receive $150 a month for their services. An additional $50 per meeting is paid when the Company holds more than two Board meetings during any calendar month.

Stock Option Plans

     The Company's Employee Incentive Stock Option Plan of 1988 and 1990 (the "Plans") were adopted by the Board of Directors and approved by Shareholders on March 16, 1989 and June 8, 1990, respectively. The purpose of the Plans is to attract and retain qualified personnel. The Plans provide that the aggregate fair market value of the shares of Common Stock for which any participant may be granted incentive stock options in any calendar year shall not exceed $100,000 plus any "unused limited carryover" as determined under Section 422A(c) of the Internal Revenue Code of 1954, as amended. No options may be granted under the Plans after August 1, 1998 and October 5, 1999, respectively.

     The Plans are administered by the Board of Directors of the Company who determine, subject to the provisions of the Plans, to whom options are granted and the number of shares of the Common Stock subject to option. The exercise price of such options granted under the Plans must at least equal 100% of the fair market value of the Common Stock on the date the option is granted.

     The Plans also provide that no option shall be exercisable more than three months after termination of an optionee's employment with the Company unless such termination of employment occurs by reason of death or permanent and total disability. In the event of the death or disability of a recipient of options while an employee of the Company, the options which were otherwise exercisable by the optionee or his legal representative or beneficiary of his estate at any time prior to the expiration of one year from the date of his death or disability. In no event, however, shall an option be exercisable after 10 years from the date it was granted.

     As of December 31, 1994, a total of 105,440 and 103,600 options have been issued to Executive Officers, of the Company and executive officers of the Company's subsidiaries pursuant to the 1988 and 1990 Plans, respectively, at an average option price of $3.11 and $4.54 per share, respectively. The foregoing reflects a 1 for 5 reverse split of the Registrant's Common Stock, Warrants and Options which took place on February 8, 1993, and assumes no additional shares issued in respect of any fractional shares which may have resulted from the reverse split.

     As of December 31, 1994, options for 442,340 shares had been exercised at a total price of approximately $1,231,500.

     On May 4, 1993, September 3, 1993 and April 14, 1994 the Company adopted the 1993, and 1993A nonqualifying stock option plans, respectively. The plans reserve 500,000, and 800,000 shares of the Company's Common Stock to be granted to non-employees, directors, and/or other persons associated with the Company whose services have benefited the Company.

     On April 14, 1994, the Company adopted the 1994 Nonqualifying Stock Option Plan. The plans reserved 800,000 shares of the Company's Common Stock to be granted and issued to its officers, directors, employees and or consultants whose services have benefited the Company.

Bonus Plan

     On July 14, 1989, the Company's Board of Directors adopted a bonus plan that sets aside 1%, 2%, and 3% of sales as long as the Company maintains a pre-tax income of 10%, 15%, and 20% of sales, respectively. The performance standards will be based on quarterly operating periods. Bonuses are accrued quarterly and allocated as the end of each calendar year. No employees have vested rights in the bonus plan. The Board of Directors of the Company acts as a committee to determine who participates and the actual amount of the individual bonuses. No bonuses were paid during 1994, 1993 or 1992 under this plan. During 1992 $5,250 in bonuses (not determined under the foregoing bonus plan) were paid to officers of the Company and its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT.

     Mr. Ryan Corley, a shareholder, Chairman of the Board of Directors, President and Chief Executive Officer; Dr. R. E. Woody, a shareholder of more than 5% of the outstanding shares of the Common Stock of the Company and Mr. Neil E. Ginther, a shareholder of less than 5% of the outstanding shares of Common Stock of the Company escrowed 405,533, 693,360 and 56,700 shares of their stock, respectively, pursuant to an escrow agreement required by the State of Texas which, among other things, provided that if in the first twelve months following the effective date of the initial prospectus (April 14, 1987), the closing bid price for the Company's Common Stock was not at least $10.00 for a period of twenty consecutive trading days, an aggregate of 200,000 shares of Common Stock would be released from the escrow and contributed back to the Company. On April 14, 1988, pursuant to the escrow agreement, Mr. Corley, Dr. Woody and Mr. Ginther released an aggregate of 200,000 shares of Common Stock from escrow and contributed the shares back to the Company. Furthermore, if in the second twelve months following such effective date, such closing bid price was not at least $15.00 for a period of twenty consecutive trading days, an additional 200,000 shares of Common Stock in the aggregate would be so released from the escrow and delivered to the Company. On April 14, 1989, pursuant to the escrow agreement, Mr. Corley, Dr. Woody and Mr. Ginther released an aggregate of 200,000 shares of Common Stock from escrow and contributed the shares back to the Company. The foregoing reflects a 1 for 5 reverse split of the Registrant's Common Stock, Warrants and Options which took place on February 8, 1993, and assumes no additional shares issued in respect of any fractional shares which may have resulted from the reverse split.

     The following table sets forth certain information regarding ownership of Common Stock of the Company as of the date of this Prospectus by each officer and director, all officers and directors as a group and each beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company.

                         Number of                     Percentage
Name and Address              Shares of Common Stock
of Beneficial
of Beneficial Owner           Beneficially Owned [1]
Ownership

Ryan Corley [2][3]            476,035 [4]                   3.14%
 1402 Industrial Blvd
 Lockhart, TX   78664

Jack D. Bryant [3]            54,600                        .36%
 7404 Napier Trail
 Austin, TX   78729

Dr. Michael E. Stamm [3]           4,000
 .03%
 P.O. Box 3094
 Redmond, WA   98073

All Officers and Directors
as a Group (3 individuals)              664,035 [6]
      4.38%


Tintagel, Ltd. [2]                 7,053,728                46.57
%
 P.O. Box 273, Station A
 Vancouver, B.C. Canada V6C2M7

[1] Shares are considered beneficially owned, for purposes of this table, only if held by the person indicated, or if such person, directly or indirectly, through any contract arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of, such security, or if the person has the right to acquire beneficial ownership within 60 days, unless otherwise indicated in the notes below.

[2] Beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock.

[3] These individuals are officers and/or directors of the Company.

[4]  Includes options  to purchase 39,000 shares of the Company's
Common Stock.

[5]  Includes options  to purchase 39,000 shares of the Company's
Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On September 23, 1991, Ryan Corley, an officer and director of the Company, acquired the outstanding principal and accrued interest balance, line of credit agreement and security interest held by First Interstate Bank of Texas, N.A., Austin, Texas. In connection therewith, the Company entered into a $17,969 loan agreement with Mr. Corley the terms of which were at least as favorable as or less favorable than could have been obtained from independent third parties. The loan was payable on demand and provided for interest of 8% per annum. The agreement is collateralized by AMI's inventory and includes provisions for the extension and/or renewal of loan terms. This loan was paid in full during 1993.

     On September 30, 1991, the Company borrowed $30,810 from Mr. Corley. This collateralized loan was payable on demand and provided for interest of 8% per annum. The agreement included provisions for the extension and/or renewal of loan terms. The note represented an additional extension of credit and was collateralized by AMI's inventory as noted above with respect to the Company's indebtedness to Mr. Corley in the amount of $17,969. The terms of the loan were no less favorable than could have been obtained from independent third parties. This loan was paid in full during 1993.

     On December 30, 1992, the Company borrowed $8,000 from Mr. Corley. The note was payable on demand and provided for interest at 8% per annum. The note represented an additional extension of credit and was collateralized by AMI's inventory as noted above with respect to the Company's indebtedness to Mr. Corley in the amount of $17,969. The terms of the loan were no less favorable than could have been obtained from independent third parties. This loan was paid in full during 1993.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS
ON FORM 8-K.

     No reports on Form 8-K have been filed during the last quarter for which this Form 10-K is filed.

                         REPORT OF INDEPENDENT ACCOUNTANTS

            To the Board of Directors and Stockholders
            U.S. Technologies Inc. and Subsidiaries

            Our report on the consolidated financial statements of U.S. Technologies Inc. and Subsidiaries is included on page 21 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 2 of this Form 10-K. The financial statements of U.S. Technologies Inc. and Subsidiaries for the year ended December 31, 1992 and were audited by other auditors whose report is referred to on page 21 of this Form 10-K. In connection with their audit, they also audited the 1992 financial statement schedules listed in the index on page 2 of this Form 10-K.

            In our opinion, the 1994 and 1993 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                            BROWN, GRAHAM AND COMPANY
            P.C.



            Georgetown, Texas
            April 15, 1994

                         REPORT OF INDEPENDENT ACCOUNTANTS

            To the Board of Directors and Stockholders
            U.S. Technologies Inc. and Subsidiaries

            Our report on the consolidated financial statements of U.S. Technologies Inc. and Subsidiaries is included on page 22 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 2 of this Form 10-K.

            In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                                    COOPERS  &   LYBRAND
            L.L.P.


            Austin, Texas
            April 29, 1993

                     U.S. Technologies Inc.
       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
      For the years ended December 31, 1994, 1993 and 1992

  Column A  Column B          Column C      Column DColumn E
                              Additions
                          (1)       (2)
          Balance atCharged toCharged to          Balance at
           beginning cost and    other               end of
Classificationof periodexpensesaccounts Deductions   period


1994:
  Accounts receivable -
   bad debt reserve$129,04449,830       $129,044     $49,830

   Inventory
     Obsolescence$170,363$33,000        $170,363     $33,000


1993:
  Accounts receivable -
   bad debt reserve$297,874          -  $168,830    $129,044

   Inventory
     Obsolescence$148,193$22,170                    $170,363


1992:
  Accounts receivable -
   bad debt reserve$246,276$51,598                  $297,874

   Inventory
     Obsolescence$  - $148,193    $  -      $  -    $148,193










  NOTE:  These valuation and qualifying accounts were deducted from the assets to which they apply.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of April, 1995.

                             U.S. TECHNOLOGIES INC.




                             BY:s/ John V. Allen
                                John V. Allen
                                Chairman of the Board,



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                Date



s/Jack Bryant               Director         April 16, 1995
Jack Bryant



s/Ryan Corley              President         April 16, 1995
Ryan Corley            Acting Controller
               Acting Principal Accounting Officer