Form 10-Q
period 1995-06-30
U S TECHNOLOGIES INC
filed 1995-08-18
CIK 810130

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON AUGUST 15,
   1995 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                          Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.   20549
                        ______________


     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995


     [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                Commission file number 0-15960



                    U.S. Technologies Inc.
   (Exact name of Registrant as specified in its charter.)



  State of Delaware                              73-1284747
(State of Incorporation)                    (I. R. S. Employer
                                           Identification No.)

                  1402 Industrial Boulevard
                    Lockhart, Texas 78644
          (Address of principal executive offices.)


Registrant's telephone number, including area code:  (512)
376-1049




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]   No [  ]

              The number of shares outstanding of the Registrant's common stock, par value $0.02, at August 15, 1995, was 15,145,363





















































                                          2

                                U.S. TECHNOLOGIES INC.

                    Form 10-Q-For the Quarter Ended June 30, 1995


                                        INDEX
                                                                    Page No.
            PART I.   FINANCIAL INFORMATION.

            Item 1.   Financial Statements.

                      Consolidated Balance Sheets                      4
                      Six Months Ended June 30, 1995 (unaudited) and December 31, 1994 (audited)

                      Consolidated Statements of Operations
                      Six Months Ended June 30, 1995 and 1994          5

                      Consolidated Statements of Operations
                      Three Months Ended June 30, 1995 and 1994        6

                      Consolidated Statements of Changes in Stockholders'
                      Equity                                           7

                      Consolidated Statements of Cash Flows
                      Six Months Ended June 30, 1995 and 1994          8

                      Notes to Financial Statements                    9

            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and results of Operations.            10

            PART II.  OTHER INFORMATION.

            Item 1.   Legal Proceedings                               16

            Item 2.   Changes in the Rights of the Company's Security
            Holders   17

            Item 6.   Exhibits and Reports on Form 8-K                18
















                                          3











                                       PART I.




                           Item 1.   Financial Statements.








































                                          4

                       U.S. Technologies Inc.
                    CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                                                June 30,   December 31,
                                                  1995         1994

  Current assets:
    Cash in bank                            $   69,154     $    2,579
    Accounts receivable - trade                350,428        117,900
    Accounts receivable - other                 34,007         72,927
    Inventories                              1,140,312      1,042,306
    Prepaid inventory                          196,793
    Prepaid expenses                            23,981         31,112
    Total current assets                     1,814,675      1,266,824


  Property and equipment - net                 303,260        426,238


  Other assets:
    Investment - NCL                           265,000        265,000
    Investment - Gem stones                    143,564        143,564
    Investment - new technologies            1,063,642
    Note receivable                            156,436
    Other assets                                11,734         18,714
    Total other assets                       1,640,376        427,278


    Total assets                            $3,758,311     $2,120,340


                        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Notes payable - other                   $  656,131     $   50,000
    Accounts payable                           256,100        129,048
    Accrued expenses                           401,588        308,210
    Total current liabilities                1,313,819        487,258

  Commitments and contingencies: (Note 3)


  Stockholders' equity:
     Common stock - $.02 par value; 40,000,000 shares
       authorized; 15,145,363 and 6,969,635 shares
       issued and outstanding at June 30, 1995
      and December 31, 1994, respectively      302,907        139,393
    Additional paid-in capital               9,627,380      7,977,821
    Accumulated deficit                     (7,485,795)    (6,484,132)
    Total stockholders' equity               2,444,492      1,633,082

    Total liabilities and stockholders' equity$3,758,311   $2,120,340



            The accompanying notes are an integral part
             of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                               Six Months Ended June 30
                                                      1995       1994

          Net Sales                                 $880,073$1,232,391
          Operating costs and expenses:
            Cost of sales                            833,485 1,374,645
            Research and development expense          71,731
            Selling expense                           74,956    93,012
            General and administrative expense     1,041,017   526,575
            Allowance for doubtful accounts            9,249
                                                  __________ _________

               Total operating costs and expense   2,030,438 1,994,232
                                                  __________ _________

           Income (loss) from operations          (1,150,365) (761,841)

          Other income (expense)
            Interest income
            Other income                             156,436    23,045
            Interest expense                          (7,734)  (19,547)
            Gain on sale of subsidiaries                     1,376,959
            Other expense                          _________    (2,692)

               Total other income (expense)          148,702 1,377,765

                    Net income (loss)           $ (1,001,663)$(615,924)

          Earnings (loss) per common share
            Net income (loss)                          $(0.07)   $(0.14)

          Cash dividends per common share               $0.00     $0.00

          Weighted-average common shares outstanding14,155,6064,522,935















                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                             Three Months Ended June 30
                                                       1995      1994

          Net Sales                                 $479,412  $347,929
          Operating costs and expenses:
            Cost of sales                            463,989   554,745
            Research and development expense          71,731
            Selling expense                           43,150    36,237
            General and administrative expense       326,975   306,588
            Allowance for doubtful accounts            9,249  ________

               Total operating costs and expense     915,094   897,570
                                                    ________  ________

           Income (loss) from operations            (435,682) (549,641)

          Other income (expense)
            Interest income
            Other income                                 403
            Gain on sale of subsidiaries                     1,376,959
            Interest expense                          (9,039)   (5,188)
            Other expense                            _______    (1,216)

               Total other income (expense)           (8,636) 1,370,555)

                    Net income (loss)             $ (444,318) $820,914

          Earnings (loss) per common share

            Net income (loss)                          $(0.03)    $0.18

          Cash dividends per common share               $0.00     $0.00

          Weighted-average common shares outstanding15,145,3634,610,747














                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                       U.S. Technologies Inc.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                         $0.01 Par Value
                            Common StockAdditional
                          Number of   Par Paid-InAccumulated
                            Shares   ValueCapital  Deficit   Total

  Balance, December 31, 19922,921,029$58,421$4,323,430$(3,284,544)$1,097,307
  Stock options exercised  340,000   6,800 709,231           716,031
  Rule 144 stock issued    373,000   7,460 450,696           458,156
  Stock exchanged for services325,0006,500 584,125           590,625
  Stock issued - investment NCL118,0002,360248,390           250,750
  Net (loss)             _________ ________________ (2,352,572)(2,352,572)

  Balance, December 31, 19934,077,02981,5416,315,872(5,637,116)760,297

  Stock options exercised  171,606   3,432 125,718           129,150
  Rule 144 stock issued  1,470,000  29,400 556,850           586,250
  Stock exchanged for services951,00019,020685,381           704,401
  Stock issued - gems      300,000   6,000 294,000           300,000
  Net (loss)             _________ ________________   (847,016)  (847,016)

  Balance December 31, 19946,969,635139,3937,977,821(6,484,132)1,633,082

  Stock exchanged for services372,0007,440 198,091           205,531
  Stock issued for new product 750,00015,000181,793          196,793
  Stock issued for Newdat, Inc.
    acquisition          7,053,728 141,0741,269,675        1,410,749
  Net (loss)             __________________________   (1,001,663)  (558,886)

  Balance, June 30, 199515,145,363$302,907$9,627,380$(7,485,795)$2,887,269




            The accompanying notes are an integral part
             of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                           Six Months Ended June 30,
                                                   1995       1994
          Cash flows from operating activities:
              Income (loss) from operations $(1,001,663)  $615,924
            Adjustments to reconcile net income to
             net cash provided by operating activities:
              Depreciation and amortization     551,296    160,537
              Excess of market over issue price
               of Rule 144 stock                145,181    241,103
              Record secured note received for previous
               writedown of gems               (156,436)
              Loss on foreclosure of assets under
              Gain on sale of subsidiaries              (1,376,959)
              Changes in certain assets and liabilities - net of effects of Newdat, Inc. acquisition:
                Accounts receivable            (182,365)    72,412
                Inventories                      67,975     30,040
                Prepaid expense                   7,131      7,085
                Accounts payable                113,858    (90,377)
                Accrued expenses                 93,378    140,588
                                               ________   ________
                Net cash provided (used) by
                  operating activities         (361,645)  (199,647)

          Cash flows from investing activities:
           Equipment purchases                    (648)
            Increase in other assets              6,980   (299,975)
                Net cash used in investing activities   6,332 (299,975)

          Cash flows from financing activities:
           Proceeds from lines of credit        426,888
           Principal payments on notes payable  (50,000)
           Proceeds from issuance of common stock45,000    480,000
                                                _______    _______
                Net cash provided by financing activities  421,888      480,000

          Increase (decrease) in cash            66,575   (19,622)
          Cash, beginning of period               2,579     40,911
          Cash, end of period                   $69,154    $21,289



                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                               U.S. Technologies Inc.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               The Company
               U.S. Technologies Inc. furnishes administrative and management services to its wholly owned subsidiaries. Lockhart Technologies, Inc.("LTI") and Newdat, Inc., and furnished the same services to its formerly wholly owned subsidiaries American Microelectronics Inc., "AMI" Republic Technology Corporation "Republic", Microlabs, Inc. "Microlabs" LTI operations consist of contract manufacturing, prototyping and repair of printed circuit boards using surface mount, through-hole and mixed technology. Newdat, Inc. and its 80% owned subsidiary SensonCorp, Limited were acquired on January 23, 1995. U.S. Technologies Inc., together with its subsidiaries, are hereinafter referred to collectively as "the Company."

               Principles of Consolidation
               The consolidated balance sheet at June 30, 1995 includes the accounts of U.S. Technologies Inc., Lockhart Technologies, Inc., NewDat, Inc., and its 80% wholly owned subsidiary. The balance sheet at December 31, 1994 includes the accounts of U.S. Technologies Inc., and Lockhart Technologies, Inc. The consolidated statements of operations, changes in stockholders' equity and cash flows include the accounts of U.S. Technologies Inc., Lockhart Technologies, Inc., and Newdat, Inc. and its 80% owned subsidiary for the six and three months ended June 30, 1995. For the six and three month periods ended June 30, 1994, the consolidated statements of operations, changes in stockholders' equity and cash flows include the accounts of U.S. Technologies Inc., and its formerly wholly owned subsidiaries American Microelectronics Inc., Republic Technology Corporation and U.S. Microlabs Inc. All significant intercompany transactions have been eliminated.

               Presentation Basis
               The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses during each of the three years in the period ended December 31, 1994, and had working capital
          deficiencies at  December 31,  1993.   Additionally,  at  various
          times during 1994 and 1993, the Company was in default (delinquent payments) on its debt obligations.

               The Company's continued existence is dependent upon its ability to resolve its liquidity problems. While there is no assurance that such problems can be resolved, the Company believes there is a reasonable expectation of achieving that goal through the cash generated from future operations, the introduction of new products into the market and the sale of additional common stock through a private placement.

               The interim financial statements are unaudited but, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

               New Technologies
               Acquired new technologies are being amortized over a 60 month period.

          2.   ACCOUNTS RECEIVABLE

               The Company has the policy of offering customers a 2% discount for payment of invoiced amounts within 10 days of the invoice date. Accounts receivable - trade at June 30, 1995 and December 31, 1994 is net of an allowance for doubtful accounts in the amount of $59,079 and $49,830, respectively.

          3.   COMMITMENTS AND CONTINGENCIES

               The Company relocated its operations to a minimum security prison facility on December 29, 1993 and has a lease agreement with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons and Paroles and the City of Lockhart, Texas, to lease approximately 27,800 square feet of manufacturing and office space under an operating lease through January 31, 1997 and provides for automatic three year extensions unless notification is given by either party at least six months prior to the expiration of each term. The lease provides for annual rental rates of $1 per year for the primary term and the first automatic three year extension. The Company continues to lease office space in Austin. Rental expense at other locations for the years ended December 31, 1994 and 1993 was $7,290 and $132,000, respectively.

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

               On January 24, 1995, an action styled SensonCorp Systems, Inc., SensonCorp Pacific, SensonCorp Southeast, SensonCorp West, Creative Media Resources vs. SensonCorp Limited, William Meehan, Dugal Allen, John Allen, DOES 1 through 50, United States District Court Northern District of California, Cause No. C-95-00282. The action seeks equitable relief and damages for breach of contract, breach of implied warranty of good faith and fair dealing, common law fraud, negligent misrepresentation, unfair competition, interference with contract, accounting, receiver/attachment, and theft of trade secrets. The causes of action are related to a marketing agreement between Senson and the plaintiffs. Defendant John Allen is the Chairman of the Board of the Company. Dugal Allen is John Allen's son and is vice president of operations for SensonCorp Ltd. Mr. Meehan is a business associate of John Allen. The suit does not specify the dollar amount of damages sought. The plaintiff's were denied most of the equitable relief they sought, but have obtained a temporary injunction requiring Senson to continue selling them certain products on Senson's usual and customary terms. Subsequent determination by the Federal Court stayed the plaintiff's case pending arbitration (in accordance with contract obligations). The same determination, removed John V. Allen from the case.

               SensonCorp Limited notified SensonCorp Systems, Inc. in January 1995, that it was also cancelling its contract on the grounds of "without cause". This notice was accepted in May

          1995, by SensonCorp Systems, Inc. and a cancellation fee of approximately $7600 was paid to SensonCorp Systems, Inc.

               The Company expects to participate in arbitration during September 1995, and believes that the plaintiffs claims are without merit and that SensonCorp, Ltd. and the other defendants will prevail.

               On August 9, 1994, an action styled Austin Temporary Services, Inc. vs. U.S. Technologies, Inc., dba American Microelectronics Inc., 345th Judicial District Court, Travis County Texas, Cause No. 94-09813, alleging that the Company was indebted to Austin Temporary Services, Inc. ("ATS") in the amount of $67,622 plus costs of court, interest, and attorney's fees for temporary employee services that ATS furnished to American Microelectronics Inc. Subsequently, ATS has amended its petition to add Jack D. Bryant, Ryan Corley, Leonard D. Hilt, American Microelectronics, Inc., and Lockhart Technologies, Inc. as additional named defendants. Under the present pleadings, ATS is claiming breach of contract and fraud and is attempting to pierce the corporate veil between the various companies and the named individuals. Mr. Bryant is a Director of the company. Mr. Corley is a Director and President of the Company. Mr. Hilt is the President and a Director of Lockhart Technologies, Inc. The Company has negotiated a tentative settlement agreement with the plaintiff in order to resolve this action. The terms of the proposed settlement agreement are subject to a confidentiality agreement, but reflect the Company's position that the plaintiff's claims are without merit.

               On July 16, 1995, the Company was served with a citation in Elpac Electronics Vs. U.S. Technologies Inc., in the 53rd District Court of Travis County, Texas. The petition alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc. ("AMI") on the basis of a fraudulent transfer of assets from AMI to the Company. The petition seeks $101,461 in damages plus $35,000 in attorney's fees, interest, and costs. The Company believes the complaint is without merit.

               On July 16, 1995, the Company was served with a citation in Evins Personnel Consultants vs. U.S. Technologies Inc., County Court at Law No. 1 of Travis County, Texas. The petition alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc. ("AMI") on the theory that the Company was doing business as AMI. The petition seeks $40,818 in damages plus $13,500 in attorney's fees, interest, and costs. The Company believes the complaint is without merit.

               On July 16, 1995, the Company was served with a citation in Texas Industrial Svcs. vs. U.S. Technologies Inc., in County Court at Law No. 2 Travis County, Texas. The petition alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc. ("AMI") on the theory that the Company was doing business as AMI. The petition seeks $24,842 in damages plus $8,000 in attorney's fees, interest and costs. The Company believes that the complaint is without merit.

               On March 21, 1994, The District Court, 98th Judicial District, Travis County, Texas granted a judgment to Travis County, et al. in the amount of $78,732 plus interest in the amount of $13,397 and attorney's fees in the amount of $13,819 for delinquent personal property tax for the years of 1992 and 1993. The total Judgment has been accrued at December 31, 1993 and $57,940 and $48,008 was recorded in expense. The Company is not liable for the judgment, but has reflected these amount in accrued liabilities because the judgments remain unpaid and are a lien on certain equipment owned by LTI that was previously owned by AMI.

          There are several lawsuits outstanding against AMI and Republic at the time they were sold. Ami and Republic are separate corporations, incorporated under the laws of the State of Texas. Therefore, the Company believes it has no liability arising out of or in connection with any lawsuits against AMI or Republic.

               On July 14, 1989, Company's Board of Directors adopted a bonus plan for certain employees that sets aside 1%, 2% and 3% of sales as long as the Company has maintained pretax income of 10%, 15% and 20% of sales, respectively. The performance standards will be based on a three month period of time. Bonuses will be accrued quarterly and determined as of the end of each calendar year. No employees will have vested rights in the bonus plan. The Board of Directors will act as a committee to determine who participates and the actual amount of the individual bonuses. No bonuses were declared during the three months ended June 30, 1995 or during the year ended December 31, 1994.

               The Company has guaranteed severance pay to four individuals in the event of any merger or acquisition by the Company. In such event the company has guaranteed severance pay of four months each to Ryan Corley and Jack Bryant and two months each for Leonard Hilt and Neil Ginther if their employment with the Company or any subsidiary is terminated voluntarily or involuntarily for any reason (with or without cause) within six months following the closing of any acquisition or merger.

          3.   SHAREHOLDERS EQUITY

               On January 23, 1995, the Company acquired all of the outstanding capital stock of Newdat, Inc., in exchange for 7,053,728 shares of the Company's common stock. As a result of the acquisition, the Company has available two new products which will go into production during the third and fourth quarters and an 80% interest in another company which is marketing a line of environmentally friendly chemical coatings developed by a major Australian chemical company.
               The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The excess of purchase price over the fair values of net assets acquired has been recorded as goodwill. The fair values of these assets and liabilities are summarized as follows:

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
                                             $1,410,750

               Included in the purchased technologies is $300,000 of technologies for a tape storage device that is still in the development stage. That amount has been charged to expense during the quarter ended March 31, 1995.

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

               During the first quarter, 372,000 shares of the of the Company's nonqualified stock options were exercised. Some of the options were granted previously at less than market value at the date of the grant but were contingent upon certain conditions being met before they could be exercised. Those conditions were met during the first quarter and the stock options were exercised resulting in a charge being made against current operations as compensation for the excess of market value over the option price in the amount of $145,181 in the accompanying financial statements for the quarter ended March 31, 1995.

          4.   INCOME TAXES

               At December 31, 1994, the Company has available for federal income tax purposes unused operating losses which may provide future tax benefits expiring as follows:

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

          5.   SALE OF SUBSIDIARIES

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

               On June 30, 1994, all of the common stock of AMI, Republic and Microlabs were sold to an unrelated party for cash totaling $1,758. The transaction resulted in a gain of $1,376,959.

               Following is a summary of net assets and results of operations for the three subsidiaries sold as of June 30, 1994:

                                         June 30

               Total Assets       $   214,159

               Total liabilities    1,589,360

               Net assets (liabilities)$1,375,201

               Sales and other income$1,255,437

               Operating cost and other expense  1,783,733

               Net income (loss     $(528,296)

          6.   SUBSEQUENT EVENTS

               On July 21, 1995, the Board of directors approved the amendment of the Company's Certificate of incorporation to increase the Company's total authorized capital stock from twenty million (20,000,000) shares of $.02 par value Common Stock to forty million (40,000,000) shares of $.02 par value Common Stock and the creation of ten million (10,000,000) shares of a new class of $.02 par value Preferred stock. The Preferred stock may be issued in one or more series with rights and privileges to be set by the board of directors.

Item 2.   Management's  Discussion   and  Analysis  of  Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

     Working capital decreased by $278,710 to $500,856 at June 30, 1995, from $779,566 at December 31, 1994. As of June 30,
1995, the Company has no unused lines of credit available under bank credit agreements. The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its previous liquidity problems, principally from profitable operations, by increasing its level of sales, operating more efficiently and obtaining lines of credit, long-term debt or equity financing. To help the Company overcome its liquidity and operational problems, the Company has done the following:

     A. On January 23, 1995, the Company acquired Newdat, Inc. of Arizona, including an 80% ownership in
          SensonCorp Ltd. (a manufacturer and distributor of environmentally friendly corrosion inhibition products), With this acquisition, the Company considers that it has a greater range of talent available for both its traditional electronics business and its newly acquired activities. In the quarter ending September 30, 1995, the Company expects to break even, and the final quarter of 1995 to show a profit.

     B. The Company has appointed a new president who is experienced in company turnarounds, production controls and management. It has also appointed a Vice President of Sales and Marketing who has an outstanding record in both industrial and retail sales and marketing. In the near future the Company will hire a Senior Production Engineer to oversee manufacturing operations for a planned increase in business at the Lockhart manufacturing facility.

     B. The Company is presently implementing a plan expected to increase the traditional business at the Lockhart facility from about $100,000 a month to approximately $700,000 per month over the next 24 month period. To enable the Company to achieve this goal, the sales force is being expanded from 2 to 5 persons in order to adequately cover the Texas market. Additionally, a sales person is being recruited in Arizona to secure traditional work. Additional sales force expansion will take place if sales objectives are not achieved.

     C. The Company plans to commence production of the Newdat high-tech products; namely its TSD 9000 high speed high volume tape storage device and its wire measurement device. The production of these products are expected to generate approximately $800,000 in business within one year and greater than $3,000,000 by June 30, 1997, with satisfactory profit margins.

     D. The 80% equity ownership in SensonCorp Inc. is expected to contribute to the profitability of the Company by the end of 1995. During the next ten months the subsidiary predicts to have sales of approximately $4,000,000, of which $1,300,000 is projected to be realized by December 31, 1995.

     E. The Company presently is preparing an offering of 2,200,000 shares of Series A Preferred Stock at a price of $0.50 per share bearing interest at twelve percent (12%) per annum. It is expected that this offering will net the Company approximately $1,000,000 in additional working capital. It is projected that this additional capital will be sufficient to take the Company through December 31, 1995, at which time the Company expects to be self sufficient and to show a modest profit.

     F. The Company has subsequent plans to seek funding to expand its business front, to fund inventory of it hightech products in NewDat, Inc., and possibly undertake other acquisitions as its growth necessitates. Should additional funding not be forthcoming, the Company believes it can sustain growth and profit, but at a slower rate.

     Inventories have declined approximately $68,000 during the six month period ended June 30, 1995. The Company does not anticipate that increased inventory levels will be required to meet present manufacturing needs for the existing customer base.

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

     The Company sold its interest in Republic, AMI and Microlabs on June 30, 1994 for $1,758 which resulted in a gain on the sale of these entities of $1,376,959. On July 1, 1994, U.S. Technologies Inc. contributed the assets obtained from AMI for all of the stock in a newly formed corporation named Lockhart Technologies, Inc.

     Another source of future working capital may be the 660,000 outstanding Redeemable Warrants issued in connection with the Company's initial public offering together with the 60,000 underwriter Warrants. The Warrants, which were to expire on December 31, 1992, which have been extended several times until September 30, 1995, are exercisable at $10.00 per Warrant. If exercised could generate, after offering expenses, approximately $6,393,000. Management will be evaluating alternative sources of capital as there is no assurance the Common Stock trading in the public market will ever trade at the required closing bid price for the specified amount of time to enable the exercise of the Redeemable Warrants.

     The Company adapted Financial Accounting Standard ("FASB") No. 109, "Accounting for Income Taxes" during the year ended December 31,1 993, which establishes generally accepted accounting principles for the financial accounting measurement and disclosure principles for income taxes. The change had no effect on any of the financial statements presented.

Results of Operations - Quarter Ended June 30, 1995

     During the three month and six month periods ended June 30, 1995, the Company had a net loss from operations of $444,318 and $1,001,663 or $(0.03) and $(0.07) per weighted-average share, on net sales of $479,412 and $880,073 as compared to net income of $820,914 and a net loss of $615,924 or $0.18 and $(0.14) per weighted average share, on net sales of $347,929 and $1,232,391 for the comparable periods in 1994. Net sales increased approximately 37.8% for the three month period and decreased approximately 28.5% for the six month period ended June 30, 1995, over the comparable periods in 1994. For the six month period ended June 30, 1995, LTI accounted for approximately $687,000 or approximately 78% of the total sales. SensonCorp accounted for approximately $193,000 or 22% of the total sales for the same period.

     Gross margins for the three month and six month periods ended June 30, 1995, was (3.2)% and (5.8)%. For the comparable periods in 1994, gross margins for the three month period was (59.4)% and (11.5)%. The increase in gross margins for the three month and six month periods ended June 30, 1995, compared to the same periods in 1994 was due primarily to the sales of the SensonCorp products during 1995, which carry a higher profit margin, that were not part of the Company during 1994. The Company presently is attempting to increase its sales volume by adding additional sales personnel and contacting potential outside sales representatives along with seeking additional lines of work.

     Selling expenses represented approximately 9.0% and 8.5% of sales during the three month and six month periods ended June 30, 1995, compared to 10.4% and 7.5% for the comparable periods in 1994. The decrease in sales expense for 1995 was primarily the result of increased sales for the three months ended June 30, 1995 over which to allocate base salary commitment to salespersons marketing the Company's products.

     Administrative expenses for the three month and six month periods ended June 30, 1995, was 68.2% and 118.3% of sales as compared to 88.1% and 42.7% for the comparable periods in 1994. The percentage increase for the six months ended June 30, 1995, is primarily due to the inclusion of $300,000 in administrative expense for purchased technologies, in the NewDat, Inc.
acquisition, for a tape storage device which is in the final development stage. Additionally, amortization of goodwill and purchased technologies of approximately $118,000 and $145,181 in compensation for the excess of market value over option grant prices for nonqualifying stock options exercised during the quarter ended March 31, 1995 was charged to administrative expense.

     For the six month period ended June 30 1995, the Company expended approximately $71,700 for research and development of unannounced products being developed by NewDat, Inc. No expenditures were incurred for research and development during the six month period ended June 30, 1994.

     Although the Company anticipates that there will be an increases in demand for its products and services, its capacity to meet these demands are presently limited by the availability of funds to do turn key work and the lack of established credit lines with suppliers of components. The Company is presently seeking additional working capital and working to establish new and additional credit lines with suppliers

     The Company does not anticipate that inflationary trends will have a material impact on its results of operations because of the short-term nature of its contracts.

                             Part II

Item 1.  Legal Proceedings.

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

     On August 9, 1994, an action styled Austin Temporary Services, Inc. vs. U.S. Technologies, Inc., dba American Microelectronics Inc., 345th Judicial District Court, Travis County Texas, Cause No. 94-09813, alleging that the Company was indebted to Austin Temporary Services, Inc. ("ATS") in the amount of $67,622 plus costs of court, interest, and attorney's fees for temporary employee services that ATS furnished to American Microelectronics Inc. Subsequently, ATS has amended its petition to add Jack D. Bryant, Ryan Corley, Leonard D. Hilt, American Microelectronics, Inc., and Lockhart Technologies, Inc. as additional named defendants. Under the present pleadings, ATS is claiming breach of contract and fraud and is attempting to pierce the corporate veil between the various companies and the named individuals. Mr. Bryant is a Director of the company. Mr. Corley is a Director and President of the Company. Mr. Hilt is the President and a Director of Lockhart Technologies, Inc. The Company has negotiated a tentative settlement agreement with the plaintiff in order to resolve this action. The terms of the proposed settlement agreement are subject to a confidentiality agreement, but reflect the Company's position that the plaintiff's claims are without merit.

     On March 21, 1994, The District Court, 98th Judicial District, Travis County, Texas granted a judgment to Travis County, et al. in the amount of $78,732 plus interest in the amount of $13,397 and attorney's fees in the amount of $13,819 for delinquent personal property tax for the years of 1992 and 1993. The total Judgment has been accrued at December 31, 1993 and $57,940 and $48,008 was recorded in expense. The Company is not liable for the judgment, but has reflected these amount in accrued liabilities because the judgments remain unpaid and are a lien on certain equipment owned by LTI that was previously owned by AMI.

     On January 24, 1995, an action styled SensonCorp Systems, Inc., SensonCorp Pacific, SensonCorp Southeast, SensonCorp West, Creative Media Resources vs. SensonCorp Limited, William Meehan, Dugal Allen, John Allen, DOES 1 through 50, United States District Court Northern District of California, Cause No. C-95-00282. The action seeks equitable relief and damages for breach of contract, breach of implied warranty of good faith and fair dealing, common law fraud, negligent misrepresentation, unfair competition, interference with contract, accounting, receiver/attachment, and theft of trade secrets. The causes of action are related to a marketing agreement between Senson and the plaintiffs. Defendant John Allen is the Chairman of the Board of the Company. Dugal Allen is John Allen's son and is vice president of operations. Mr. Meehan is a business associate of John Allen. The suit does not specify the dollar amount of damages sought. The plaintiff's were denied most of the equitable relief they sought, but have obtained a temporary injunction requiring Senson to continue selling them certain products on Senson's usual and customary terms. Subsequent determination by the Federal Court stayed the plaintiff's case pending arbitration (in accordance with contract obligations). The same determination, removed John V. Allen from the case.

     SensonCorp Limited notified SensonCorp Systems, Inc. in January 1995, that it was also cancelling its contract on the grounds of "without cause". This notice was accepted in May 1995, by SensonCorp Systems, Inc. and a cancellation fee of approximately $7600 was paid to SensonCorp Systems, Inc.

     The Company expects to participate in arbitration during September 1995, and believed that the plaintiffs claims are without merit and that SensonCorp, Ltd. and the other defendants will prevail.

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

     On July 16, 1995, the Company was served with a citation in Elpac Electronics Vs. U.S. Technologies Inc., in the 53rd District Court of Travis County, Texas. The petition alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc. ("AMI") on the basis of a fraudulent transfer of assets from AMI to the Company. The petition seeks $101,461 in damages plus $35,000 in attorney's fees, interest, and costs. The Company believes the complaint is without merit.

     On July 16, 1995, the Company was served with a citation in Evins Personnel Consultants vs. U.S. Technologies Inc., County Court at Law No. 1 of Travis County, Texas. The petition alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc. ("AMI") on the theory that the Company was doing business as AMI. The petition seeks $40,818 in damages plus $13,500 in attorney's fees, interest, and costs. The Company believes the complaint is without merit.

     On July 16, 1995, the Company was served with a citation in Texas Industrial Svcs. vs. U.S. Technologies Inc., in County Court at Law No. 2 Travis County, Texas. The petition alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc. ("AMI") on the theory that the Company was doing business as AMI. The petition seeks $24,842 in damages plus $8,000 in attorney's fees, interest and costs. The Company believes that the complaint is without merit.

There are several lawsuits outstanding against AMI and Republic at the time they were sold. Ami and Republic are separate corporations, incorporated under the laws of the State of Texas. Therefore, the Company believes it has no liability arising out of or in connection with any lawsuits against AMI or Republic.

     On July 14, 1989, Company's Board of Directors adopted a bonus plan for certain employees that sets aside 1%, 2% and 3% of sales as long as the Company has maintained pretax income of 10%, 15% and 20% of sales, respectively. The performance standards will be based on a three month period of time. Bonuses will be accrued quarterly and determined as of the end of each calendar year. No employees will have vested rights in the bonus plan. The Board of Directors will act as a committee to determine who participates and the actual amount of the individual bonuses. No bonuses were declared during the three months ended March 31, 1994 or during the year ended December 31, 1993.

     The Company previously guaranteed severance pay to four individuals in the event of any merger or acquisition by the Company. In such event the company has guaranteed severance pay of four mounts each to Ryan Corley and Jack Bryant and two months each for Leonard Hilt and Neil Ginther if their employment with the Company or any subsidiary is terminated voluntarily or involuntarily for any reason (with or without cause) within six months following the closing of any acquisition or merger. Mr. Ginther resigned from the Comapany during February 1995 and Mr. Corley and Mr. Bryant resigned from the Company during July, 1995.

Item 2.   Changes in the Rights of the Company's Security Holders

     On July 21, 1995, the Board of directors approved the amendment of the Company's Certificate of incorporation to increase the Company's total authorized capital stock from twenty million (20,000,000) shares of $.02 par value Common Stock to forty million (40,000,000) shares of $.02 par value Common Stock and the creation of ten million (10,000,000) shares of a new class of $.02 par value Preferred stock. The Preferred stock may be issued in one or more series with rights and privileges to be set by the board of directors.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Security holders during the period covered by the Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K.

No exhibits are filed with this report.

No reportable items were files on a for Form 8-K for the period covered during this quarter.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              U.S. TECHNOLOGIES INC.



DATE: August 15, 1995                   BY:s/William
Meehan_____
                                 WILLIAM MEEHAN,
                                 President








































                              21