Form 10-Q
period 1995-09-30
U S TECHNOLOGIES INC
filed 1995-11-14
CIK 810130

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.   20549
                        ______________


     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30,
               1995


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

                      Yes [X]   No [  ]

              The number of shares outstanding of the Registrant's common stock, par value $0.02, at November 14, 1995, was 15,875,963





















































                                          2

                                U.S. TECHNOLOGIES INC.

                  Form 10-Q-For the Quarter Ended September 30, 1995


                                        INDEX
                                                                    Page No.
            PART I.   FINANCIAL INFORMATION.

            Item 1.   Financial Statements.

                      Consolidated Balance Sheets                      4
                      Nine Months Ended September 30, 1995 (unaudited) and December 31, 1994 (audited)

                      Consolidated Statements of Operations
                      Nine Months Ended September 30, 1995 and 1994    5

                      Consolidated Statements of Operations
                      Three Months Ended September 30, 1995 and 1994   6

                      Consolidated Statements of Changes in Stockholders'
                      Equity                                           7

                      Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 1995 and 1994    8

                      Notes to Financial Statements                    9

            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and results of Operations.            10

            PART II.  OTHER INFORMATION.

            Item 1.   Legal Proceedings                               16

            Item 2.   Changes in the Rights of the Company's Security
            Holders   17

            Item 6.   Exhibits and Reports on Form 8-K                18
















                                          3











                                       PART I.




                           Item 1.   Financial Statements.








































                                          4

                               U.S. Technologies Inc.
                            CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                     September 30, December 31,
                                                          1995         1994

          Current assets:
            Cash in bank                            $  106,375     $    2,579
            Accounts receivable - trade                624,492        117,900
            Accounts receivable - other                 40,834         72,927
            Inventories                              1,128,714      1,042,306
            Prepaid inventory                          196,793
            Prepaid expenses                            22,406         31,112
            Total current assets                     2,119,614      1,266,824


          Property and equipment - net                 263,536        426,238


          Other assets:
            Investment - NCL                           265,000        265,000
            Investment - Gem stones                    143,564        143,564
            Investment - new technologies            1,004,550
            Note receivable                            156,436
            Other assets                                 8,979         18,714
            Total other assets                       1,578,529        427,278


            Total assets                            $3,961,679     $2,120,340


                            LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Notes payable - other                   $  610,013     $   50,000
            Accounts payable                           209,110        129,048
            Accrued expenses                           418,970        308,210
            Total current liabilities                1,238,093        487,258

          Commitments and contingencies: (Note 3)


          Stockholders' equity:
             Common stock - $.02 par value; 40,000,000 shares
               authorized; 15,875,963 and 6,969,635 shares
               issued and outstanding at September 30, 1995
              and December 31, 1994, respectively      317,520        139,393
            Additional paid-in capital               9,887,493      7,977,821
            Accumulated deficit                     (7,481,427)    (6,484,132)
            Total stockholders' equity               2,723,586      1,633,082

            Total liabilities and stockholders' equity$3,961,679   $2,120,340



                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                        Nine Months Ended September 30,
                                                      1995       1994

          Net Sales                               $1,647,435$1,466,938
          Operating costs and expenses:
            Cost of sales                          1,275,653 1,819,066
            Research and development expense         135,279
            Selling expense                          137,906   116,883
            General and administrative expense     1,187,584   602,200
            Allowance for doubtful accounts            9,249
                                                  __________ _________

               Total operating costs and expense   2,745,671 2,538,149
                                                  __________ _________

           Income (loss) from operations          (1,098,236)(1,071,211)

          Other income (expense)
            Interest income
            Other income                             156,941    23,045
            Interest expense                         (43,209)  (19,552)
            Gain on sale of subsidiaries                     1,508,448
            Other expense                            (12,791)    (2,692)

               Total other income (expense)          100,941 1,509,249

                    Net income (loss)             $ (997,295) $438,038

          Earnings (loss) per common share
            Net income (loss)                          $(0.07)   $(0.08)

          Cash dividends per common share               $0.00     $0.00

          Weighted-average common shares outstanding14,701,5045,254,812















                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                       Three Months Ended September 30,
                                                       1995      1994

          Net Sales                                 $767,362  $234,547
          Operating costs and expenses:
            Cost of sales                            442,168   444,421
            Research and development expense          63,548
            Selling expense                           62,950    23,871
            General and administrative expense       171,209    75,625

               Total operating costs and expense     739,875   543,917
                                                    ________  ________

           Income (loss) from operations              27,487  (309,370)

          Other income (expense)
            Interest income
            Other income                                 496
            Interest expense                         (10,649)       (5)
            Other expense                            (12,965) ________

               Total other income (expense)          (23,118)        (5)

           Net income (loss)                         $ 4,369 $(309,375)

          Earnings (loss) per common share

            Net income (loss)                          $(0.00)   $(0.06)

          Cash dividends per common share               $0.00     $0.00

          Weighted-average common shares outstanding15,357,7165,258,823














                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                           U.S. Technologies Inc.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                             $0.01 Par Value
                                Common StockAdditional
                              Number of   Par Paid-InAccumulated
                                Shares   ValueCapital  Deficit   Total

      Balance, December 31, 19922,921,029$58,421$4,323,430$(3,284,544)$1,097,307
      Stock options exercised  340,000   6,800 709,231           716,031
      Rule 144 stock issued    373,000   7,460 450,696           458,156
      Stock exchanged for services325,0006,500 584,125           590,625
      Stock issued - investment NCL118,0002,360248,390           250,750
      Net (loss)             _________ ________________ (2,352,572)(2,352,572)

      Balance, December 31, 19934,077,02981,5416,315,872(5,637,116)760,297

      Stock options exercised  171,606   3,432 125,718           129,150
      Rule 144 stock issued  1,470,000  29,400 556,850           586,250
      Stock exchanged for services951,00019,020685,381           704,401
      Stock issued - gems      300,000   6,000 294,000           300,000
      Net (loss)             _________ ________________   (847,016)  (847,016)

      Balance December 31, 19946,969,635139,3937,977,821(6,484,132)1,633,082

      Stock exchanged for services372,0007,440 198,091           205,531
      Stock issued for new product 750,00015,000181,793          196,793
      Stock issued for Newdat, Inc.
        acquisition          7,053,728 141,0741,269,675        1,410,749
      Stock options exercised  730,600  14,613 260,113           274,726
      Net (loss)             __________________________   (997,295)  (997,295)

      Balance, Sept 30, 199515,875,963$317,520$9,887,493$(7,481,427)$2,723,586



                The accompanying notes are an integral part
                 of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                     Nine Months Ended September 30,
                                                   1995       1994
          Cash flows from operating activities:
              Income (loss) from operations   $(997,295)  $615,924
            Adjustments to reconcile net income to
             net cash provided by operating activities:
              Depreciation and amortization     655,845    160,537
              Excess of market over issue price
               of Rule 144 stock                145,181    241,103
              Record secured note received for previous
               writedown of gems               (156,436)
              Loss on foreclosure of assets under
              Gain on sale of subsidiaries              (1,376,959)
              Changes in certain assets and liabilities - net of effects of Newdat, Inc. acquisition:
                Accounts receivable            (447,818)    72,412
                Inventories                      79,573     30,040
                Prepaid expense                   8,706      7,085
                Accounts payable                 53,583    (90,377)
                Accrued expenses                110,760    140,588
                                               ________   ________
                Net cash provided (used) by
                  operating activities         (547,901)  (199,647)

          Cash flows from investing activities:
           Equipment purchases                  (6,658)
            Decrease in other assets              9,735   (299,975)
                Net cash used in investing activities   3,077 (299,975)

          Cash flows from financing activities:
           Proceeds from lines of credit        653,620
           Principal payments on notes payable  (50,000)
           Proceeds from issuance of common stock45,000    480,000
                                                _______    _______
                Net cash provided by financing activities  648,620      480,000

          Increase (decrease) in cash           103,796   (19,622)
          Cash, beginning of period               2,579     40,911
          Cash, end of period                  $106,375    $21,289



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

               Principles of Consolidation
               The  consolidated   balance  sheet  at  September  30,  1995
          includes the accounts of U.S. Technologies Inc., Lockhart Technologies, Inc., NewDat, Inc., and SensonCorp, Ltd., its 80% wholly owned subsidiary. The balance sheet at December 31, 1994 includes the accounts of U.S. Technologies Inc., and Lockhart Technologies, Inc. The consolidated statements of operations, changes in stockholders' equity and cash flows include the accounts of U.S. Technologies Inc., Lockhart Technologies, Inc., and Newdat, Inc. and SensonCorp, Ltd. for the nine and three months ended September 30, 1995. The the consolidated statements of operations, changes in stockholders' equity and cash flows for the three months ended September 30, 1994, includes the operations of U.S. Technologies Inc., and LTI its wholly owned subsidiary. The nine month period ended September 30, 1994, includes the operations of LTI for the three months ended September 30, 1994 , operations for U.S. Technologies Inc., for the nine months ended September 30, 1994, and the operations of American Microelectronics Inc., Republic Technology Corporation and U.S. Microlabs Inc. (formerly wholly owned subsidiaries) for the six months ended June 30, 1994.

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

          2.   ACCOUNTS RECEIVABLE

               The Company has the policy of offering customers a 2% discount for payment of invoiced amounts within 10 days of the invoice date. Accounts receivable - trade at September 30, 1995 and December 31, 1994 is net of an allowance for doubtful accounts in the amount of $59,079 and $49,830, respectively.

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

               On January 24, 1995, an action styled SensonCorp Systems, Inc., SensonCorp Pacific, SensonCorp Southeast, SensonCorp West, Creative Media Resources vs. SensonCorp Limited, William Meehan, Dugal Allen, John Allen, DOES 1 through 50, United States District Court Northern District of California, Cause No. C-95-00282. The action seeks equitable relief and damages for breach of contract, breach of implied warranty of good faith and fair dealing, common law fraud, negligent misrepresentation, unfair competition, interference with contract, accounting, receiver/attachment, and theft of trade secrets. The causes of action are related to a marketing agreement between SensonCorp Ltd., plaintiffs. Defendant John Allen is the Chairman of the Board of the Company. Dugal Allen is John Allen's son and is vice president of operations for SensonCorp Ltd. Mr. Meehan is president of U.S. Technologies Inc. The suit does not specify the dollar amount of damages sought. The plaintiff's were denied most of the equitable relief they sought, but obtained a temporary injunction requiring Senson to continue selling them certain products on Senson's usual and customary terms. This temporary relief became redundant when a subsequent clause of
          cancellation  of  contract  without  cause  was  effected.    The
          cancellation by SensonCorp Systems Inc. was accepted and a cancellation fee of approximately $7,600 was paid to SensonCorp Systems Inc. Subsequent determination by the Federal Court stayed the plaintiff's case pending arbitration (in accordance with contract obligations). The same determination, removed John
          V. Allen from the case. The plaintiffs appealed this ruling, but it was dismissed.

               The Company expects to participate in arbitration during December 1995, and believes that the plaintiffs claims are without merit and that SensonCorp, Ltd. and the other defendants will prevail.

               On August 9, 1994, an action styled Austin Temporary Services, Inc. vs. U.S. Technologies, Inc., dba American Microelectronics Inc., 345th Judicial District Court, Travis County Texas, Cause No. 94-09813, alleging that the Company was indebted to Austin Temporary Services, Inc. ("ATS") in the amount of $67,622 plus costs of court, interest, and attorney's fees for temporary employee services that ATS furnished to American Microelectronics Inc. Subsequently, ATS has amended its petition to add Jack D. Bryant, Ryan Corley, Leonard D. Hilt, American Microelectronics, Inc., and Lockhart Technologies, Inc. as additional named defendants. This action has been dismissed with prejudice. The terms of the settlement agreement are subject to a confidentiality agreement, but reflect the Company's position that the plaintiff's claims were without merit.

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

               The previous Board of Directors guaranteed severance pay to four individuals in the event of any merger or acquisition by the Company. In such event the company guaranteed severance pay of four months each to Ryan Corley and Jack Bryant, who served as directors of the Company until October 30, 1995, if their employment with the Company is terminated voluntarily or involuntarily for any reason (with or without cause) within six months following the closing of any acquisition or merger.

          4.   SHAREHOLDERS EQUITY

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
                                             $1,410,750

               Included in the purchased technologies is $300,000 of technologies for a tape storage device that is still in the development stage. That amount was charged to expense during the quarter ended March 31, 1995.

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

          5.   INCOME TAXES

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

          6.   SALE OF SUBSIDIARIES

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

          7.   SUBSEQUENT EVENT

               On October 30, 1995, the board of directors of the Company voted to increase the number of board members to five menbers.
          At that time Mr. William E. Meehan, President of the Company, and Mr. Norman Frank were appointed to replace Mr. Ryan Corley and Mr. Jack D. Bryant who resigned as board members on that date.

Item 2.   Management's  Discussion   and  Analysis  of  Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

     Working capital increased by $101,955 to $881,521 at September 30, 1995, from $779,566 at December 31, 1994. As of September 30, 1995, the Company has no unused lines of credit available under bank credit agreements. The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its previous liquidity problems, principally from profitable operations, by increasing its level of sales, operating more efficiently and obtaining lines of credit, long-term debt or equity financing. To help the Company overcome its liquidity and operational problems, the Company has done the following:

     A. On January 23, 1995, the Company acquired Newdat, Inc. of Arizona, including an 80% ownership in
          SensonCorp Ltd. (a manufacturer and distributor of environmentally friendly corrosion inhibition products), With this acquisition, the Company considers that it has a greater range of talent available for both its traditional electronics business and its newly acquired activities. The Company previously predicted to break even in the quarter ending September 30, 1995, and to show a profit in the fourth quarter of 1995. In fact the Company has reported a modest profit for the quarter ended September 30, 1995.

     B. The Company appointed a new president on June 30, 1995, who is experienced in company turnarounds, production controls and management. It has also appointed a Vice President of Sales and Marketing who has an outstanding record in both industrial and retail sales and marketing. On October 30, 1995, the Company hired a general manager for its Lockhart facility to improve manufacturing operations and to implement plans for a smooth upsurge in business.

     B. The Company is presently implementing a plan expected to increase the traditional business at the Lockhart facility from about $100,000 a month to approximately $700,000 per month over the next 24 month period. To enable the Company to achieve this goal, the sales force has been expanded from 2 to 5 persons in order to adequately cover the Texas market. Additionally, a sales person is being recruited in Arizona to secure traditional work in that area.

          Additional sales force expansion will take place if sales objectives so demand.

     C. The Company plans to commence production as early as possible of the Newdat high-tech products; namely its TSD 9000 high speed high volume tape storage device and its wire measurement device. The production of these products is expected to generate approximately $800,000 in business within one year and greater than $3,000,000 by December 31, 1997, with satisfactory profit margins.

     D. The 80% equity ownership in SensonCorp Inc. is expected to contribute to the profitability of the
          Company by the end of 1995. During 1996. the subsidiary predicts to have sales of approximately $4,000,000.

     E. The Company is presently preparing an offering of a yet to be specified amount to assist in the launching of its owned technologies, and to cover inventory and cash flow gaps during its 1996 expansion program.

     F. The Company will launch production of an earthquake warning device in November 1995 for which is has an exclusive manufacturing right. The product is priced to sell into the consumer market and the Company will received a fixed net profit per unit.

     G. In addition to the offering outlined in paragraph E, the Company plans to seek funding to further expand its business front, to fund inventory for high tech products, to sell into export markets, and possibly undertake acquisitions as its growth necessitates. Should additional funding not be forthcoming, the Company believes it can sustain growth and profit, but at a slower rate.

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

     Another source of future working capital may be the 660,000 outstanding Redeemable Warrants issued in connection with the Company's initial public offering together with the 60,000 underwriter Warrants. The Warrants, which were to expire on December 31, 1992, which have been extended several times until December 31, 1995, are exercisable at $10.00 per Warrant. If exercised could generate, after offering expenses, approximately $6,393,000. Management is evaluating alternative sources of capital as there is no assurance the Common Stock trading in the public market will ever trade at the required closing bid price for the specified amount of time to enable the exercise of the Redeemable Warrants.

     The Company adapted Financial Accounting Standard ("FASB") No. 109, "Accounting for Income Taxes" during the year ended December 31,1 993, which establishes generally accepted accounting principles for the financial accounting measurement and disclosure principles for income taxes. The change had no effect on any of the financial statements presented.

Results of Operations - Quarter Ended September 30, 1995

     During the three month and nine month periods ended September 30, 1995, the Company had a net income of $4,369 and a net loss of $997,295 or $0.00 and $(0.07) per weighted-average share, on net sales of $767,362 and $1,647,435 as compared to a net loss of $309,375 and a net income of $438,038 or $(0.06) and $(0.08) per weighted average share, on net sales of $234,547 and $1,466,938 for the comparable periods in 1994. Net sales increased approximately 327% for the three month period and increased approximately 12.3% for the nine month period ended September 30, 1995, over the comparable periods in 1994. For the nine month period ended September 30, 1995, LTI accounted for approximately $1,314,000 or approximately 80% of the total sales. SensonCorp accounted for approximately $333,000 or 20% of the total sales for the same period.

     Gross margins for the three month and nine month periods ended September 30, 1995, was 42.4% and 22.5%. For the comparable periods in 1994, gross margins for the three month period was (89.5)% and (24.0)%. The increase in gross margins for the three month and nine month periods ended September 30, 1995, compared to the same periods in 1994 was due primarily to realizing increased margins by LTI and the sales of the SensonCorp products during 1995, which carry a higher profit margin, that were not part of the Company during 1994. The Company presently is attempting to increase its sales volume by adding additional sales personnel and has engaged outside marketing representatives along with seeking additional lines of work.

     Selling expenses represented approximately 8.2% and 8.4% of sales during the three month and nine month periods ended September 30, 1995, compared to 10.2% and 8.0% for the comparable periods in 1994. The decrease in sales expense for 1995 was primarily the result of the increased sales over which to allocate base salary commitment to salespersons marketing the Company's products.

     Administrative expenses for the three month and nine month periods ended September 30, 1995, was 22.3% and 72.1% of sales as compared to 32.2% and 41.1% for the comparable periods in 1994. The percentage increase for the nine months ended June 30, 1995, is primarily due to the inclusion of $300,000 in administrative expense for purchased technologies, in the NewDat, Inc.
acquisition, for a tape storage device which is in the final development stage. Additionally, amortization of goodwill and purchased technologies of approximately $177,000 and $145,181 in compensation for the excess of market value over option grant prices for nonqualifying stock options exercised during the quarter ended March 31, 1995 was charged to administrative expense.

     For the  nine month  period ended  September  30  1995,  the
Company expended approximately $135,000 for research and development of unannounced products being developed by NewDat, Inc. and Senson. No expenditures were incurred for research and development during the nine month period ended September 30, 1994.

     Although the Company anticipates that there will be an increases in demand for its products and services, its capacity to meet these demands are presently limited by the availability of funds to do turn key work and the lack of established major credit lines with suppliers of components. The Company is presently seeking additional working capital and working to establish new and additional credit lines with suppliers

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

     On January 24, 1995, an action styled SensonCorp Systems, Inc., SensonCorp Pacific, SensonCorp Southeast, SensonCorp West, Creative Media Resources vs. SensonCorp Limited, William Meehan, Dugal Allen, John Allen, DOES 1 through 50, United States District Court Northern District of California, Cause No. C-95-00282. The action seeks equitable relief and damages for breach of contract, breach of implied warranty of good faith and fair dealing, common law fraud, negligent misrepresentation, unfair competition, interference with contract, accounting, receiver/attachment, and theft of trade secrets. The causes of action are related to a marketing agreement between SensonCorp Ltd., plaintiffs. Defendant John Allen is the Chairman of the Board of the Company. Dugal Allen is John Allen's son and is vice president of operations for SensonCorp Ltd. Mr. Meehan is president of U.S. Technologies Inc. The suit does not specify the dollar amount of damages sought. The plaintiff's were denied most of the equitable relief they sought, but obtained a temporary injunction requiring Senson to continue selling them certain products on Senson's usual and customary terms. This temporary relief became redundant when a subsequent clause of
cancellation  of  contract  without  cause  was  effected.    The
cancellation by SensonCorp Systems Inc. was accepted and a cancellation fee of approximately $7,600 was paid to SensonCorp Systems Inc. Subsequent determination by the Federal Court stayed the plaintiff's case pending arbitration (in accordance with contract obligations). The same determination, removed John

V. Allen from the case. The plaintiffs appealed this ruling, but it was dismissed.

     The Company expects to participate in arbitration during December 1995, and believes that the plaintiffs claims are without merit and that SensonCorp, Ltd. and the other defendants will prevail.

     On August 9, 1994, an action styled Austin Temporary Services, Inc. vs. U.S. Technologies, Inc., dba American Microelectronics Inc., 345th Judicial District Court, Travis County Texas, Cause No. 94-09813, alleging that the Company was indebted to Austin Temporary Services, Inc. ("ATS") in the amount of $67,622 plus costs of court, interest, and attorney's fees for temporary employee services that ATS furnished to American Microelectronics Inc. Subsequently, ATS has amended its petition to add Jack D. Bryant, Ryan Corley, Leonard D. Hilt, American Microelectronics, Inc., and Lockhart Technologies, Inc. as additional named defendants. This action has been dismissed with prejudice. The terms of the settlement agreement are subject to a confidentiality agreement, but reflect the Company's position that the plaintiff's claims were without merit.

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

     The previous Board of Directors guaranteed severance pay to four individuals in the event of any merger or acquisition by the Company. In such event the company guaranteed severance pay of four months each to Ryan Corley and Jack Bryant, who served as directors of the Company until October 30, 1995, if their employment with the Company is terminated voluntarily or involuntarily for any reason (with or without cause) within six months following the closing of any acquisition or merger.

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

Item 4.  Submission of Matters to a Vote of Security Holders

By solicitation of consent of the shareholders of the Company, on July 21, 1995. the required number of consents from shareholders had been received approving the amendment of the Company's Certificate of incorporation to increase the Company's total authorized capital stock from twenty million (20,000,000) shares of $.02 par value Common Stock to forty million (40,000,000) shares of $.02 par value Common Stock and the creation of ten million (10,000,000) shares of a new class of $.02 par value Preferred stock. The Preferred stock may be issued in one or more series with rights and privileges to be set by the board of directors.

When was the authorization of preferred stock and the change of the number of authorized shares voted on by security holders ?


Item 6.  Exhibits and Reports on Form 8-K.

No exhibits are filed with this report.

No reportable items were filed on a Form 8-K for the period covered during this quarter.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              U.S. TECHNOLOGIES INC.



DATE: November 14, 1995            BY:                ____
                                 WILLIAM MEEHAN,
                                 President










































                              21