Form 10-K
period 1995-12-31
U S TECHNOLOGIES INC
filed 1996-04-15
CIK 810130

Form 10-K
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

                     _______________________


     [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1995

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

                         1402 Industrial Blvd
                         Lockhart, Texas
78644
                    (Address of principal executive offices.)
     (Zip Code)

     Registrant's telephone number, including area code:  (512)
376-1049

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