Form 10-K
period 1995-12-31
U S TECHNOLOGIES INC
filed 1996-04-16
CIK 810130

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

                    YES   [X]       NO   [  ]

The aggregate market value of voting stock held by non-affiliates of the Registrant at April 12, 1996 was approximately $5,397,827.

The number  of shares  outstanding  of  the  Registrant's  Common
Stock, par value $0.02 per share, at March 31, 1995 was 15,875,963 shares.


                     TABLE OF CONTENTS


PART I
Item 1.   Business                               3
Item 2.   Properties                             9
Item 3.   Legal Proceedings                     10
Item 4.   Submission of Matters to a Vote of Security
Holders   11

PART II
Item 5.   Market for Registrant's Common Equity and related
           Stockholders matters                 11
Item 6.   Selected Financial Data               12
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations  13
Item 8.   Financial Statements and Supplementary Data  19
Item 9.   Changes in and Disagreements on Accounting and
            Financial Disclosure                34

PART III.
Item 10.  Directors and Executive Officers of the
Registrant  34
Item 11.  Executive Compensation                37

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                      39

Item 13.  Certain Relationships and Related Transactions
41

PART IV.
Item 14.  Exhibits, Financial Statement Schedules and
reports on Form 8-K                             41
           Schedules and Reports on Form 10-K:

              Schedule II Valuation and Qualifying Accounts
43

                           PART I

ITEM 1.   BUSINESS.

General Development of Business

     U. S. Technologies Inc. (the "Company") was incorporated on September 9, 1986, in the State of Delaware as CareAmerica Inc. From time to time the term "Company" as used herein refers to U.S. Technologies Inc. by itself or to collectively refer to U. S. Technologies Inc. and some or all of its subsidiaries, past and present. The Company was formed to furnish in-home medical care services. On April 14, 1987, the Company completed a public offering of 660,000 units, each unit consisting of one share of Common Stock and one Redeemable Warrant, each separately transferable immediately upon issuance. The foregoing reflects a 1 for 5 reverse split of the Registrant's Common Stock, Warrants and Options which took place on February 8, 1993, and assumes no additional shares issued in respect of any fractional shares which may have resulted from the reverse split.


     In 1987 the Company changed business direction from the medical industry to electronics. On September 1, 1988, the Company moved its corporate headquarters from Kansas City, Missouri, to Austin, Texas. The Company's decision to move its headquarters to Austin, Texas, was made in order to more effectively monitor the day-to-day activities of its Subsidiaries. The management of the Company felt that maintaining offices in Kansas City, Missouri, when its operating Subsidiaries were in Austin, Texas, was an unnecessary expense for the Company.

     On July 14, 1989, the shareholders of the Company approved a proposal to change the name of the Corporation from CareAmerica Inc. to U.S. Technologies Inc. On July 14, 1989, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of Delaware causing the name of the corporation to be changed to U.S. Technologies Inc. Effective with the start of business July 17, 1989, the Company's Common Stock traded on the over-the-counter market and listed on the National Association of Securities Dealers Automated Quotations (NASDAQ) System. The trading symbol was changed to USXX.

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

     LTI was incorporated on June 29, 1994. LTI was capitalized by the Company by the contribution of certain assets, tangible and intangible, which the Company received through its foreclosure of AMI. The assets were valued at $1,764,580. LTI operates an electronics contract manufacturing facility located inside a minimum security prison facility located in Lockhart, Texas. LTI has an Industry Work Program Agreement (the "IWPA"), which includes a lease agreement, with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons, and Paroles and the City of Lockhart, Texas. The IWPA and Lease were assigned to LTI by American Microelectronics Inc., a corporation formerly owned by the Company. Wackenhut Corrections Corporation has not yet formally ratified the assignment of the IWPA from American Microelectronics Inc. to LTI, but has continued full cooperation with LTI over the past 22 months. The Industry Work Program Agreement provides and encourages LTI to recruit and hire qualified employees from the 500 male residents presently in this facility. Prospective resident employees are provided vocational and educational training by Wackenhut and the Texas Department of Criminal Justice, Division of Pardons and Paroles tailored to the Company's specifications. The Company is required to pay resident employees at a rate prevailing in the area for similar work, but at no time less the Federal Minimum Wage rate. The lease agreement provides for approximately 27,800 square feet of manufacturing and office space through January 31, 1997 and provides for automatic three year extensions unless notification is given by either party at least six months prior to the expiration of each term. The lease provides for annual rental rates of $1 per year for the primary term and the first automatic three year extension.

Principal Products, Services and Revenue Sources

     The Company furnishes direction, administrative and consulting services to its Subsidiaries, and raises funds as appropriate for their operation and expansion.

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

     The electronic circuit board is the basic element for manufacturing electronic circuitry today. Individual electrical components such as resistors, capacitors and solid state devices are mounted on the circuit board. Such electrical components are "packaged" as "through-hole" or "surface mount" devices. Through-hole components have wire leads which are placed through holes on the board. The wire leads are soldered to the board on the reverse side. Surface mount components are smaller and have much shorter leads or metallic ends which are soldered directly to small metal pads on top of the board.

     LTI's services may be used by any business that uses electronic circuit boards. LTI presently assembles products utilized in computers, computer peripherals, security and communications systems, medical equipment and electronic testing devices. LTI markets its services through two (2) in-house salespeople and five manufacturing representative sales people. It has increased the sales force by 350% over the past six months and is attempting to expand its contract manufacturing business by including larger runs and turnkey operations.

     Newdat, Inc. is an Arizona corporation which has developed to market ready status a device for measuring (in real time during production) the thickness of coatings on wire, e.g., measuring the thickness of the zinc coating on galvanized wire. This device has wide ranging alternative applications. For example it can also be used to detect flaws in wire and cable during production or while in use, e.g., elevator or ski lift cables. Newdat is also developing a high speed tape backup unit for computers, utilizing a helical scan technology. Newdat also owns an eighty percent (80%) interest in SensonCorp Limited "Senson" which is presently marketing a line of environmentally friendly chemical coatings developed by a major Australian chemical company. Senson has exclusive rights to manufacture and market these products in North America. The coatings have a variety of applications, all with non toxic anti-corrosion capability using vapor phase corrosion
inhibitors.     Over  the  past  half  year,  the  Company's
management has consolidated much of Newdat's engineering business in Lockhart as a control measure and cost saving exercise. This has been a highly successful move which has expanded the engineering capability of LTI, allowing it to work on a wider range of business. LTI is also preparing to manufacture its own proprietary products.

LTI successfully concluded an agreement in the third quarter of 1995 to manufacture a unique earthquake early warning device which has been designed and priced for the consumer market in North America, Japan, and many other earthquake prone regions of the world. Under the present arrangement, LTI is guaranteed $10 net profit for every unit manufactured to an agreed cost, and management is presently in discussion with the owner of the technology for the purpose of acquiring a controlling interest in the technology as well as world manufacturing and marketing rights. Both manufacture-only and technology ownership options offer the Company good prospects for resolving its liquidity problems and returning a very satisfactory profit.

Another potential business opportunity for LTI is a product which it has developed on behalf of a customer. The product is an energy saving device which has been developed for a local company and is presently in field testing. The product offers LTI the opportunity to undertake long production run work which will enable combining the building of circuit boards and coils with electro-mechanical assembly.

Raw Materials

     Some of the components and raw materials used by LTI and Newdat are available from a limited number of suppliers and/or are susceptible to non availability due to periodic shortages. While component purchasing lead times are improving due to greater competition. In some instances there may be lead times of several months or longer to obtain and sustain an adequate supply of components. While parts are generally available, delays in obtaining some parts could jeopardize orders and increase the cost of operations for LTI and Newdat. LTI and Newdat have experienced prolonged or significant shortages in the past. However, from time to time parts shortages may be expected to cause temporary delays in production of some products. To mitigate potential supply problems, LTI has recruited a materials specialist who has already in his brief time with the Company considerably reduced any risk of production delays while also reducing component cost through judicious ordering procedures. Senson's raw materials include chemical stocks which are generally available and management does not presently anticipate any restrictions or delays in production due to shortages in raw materials.

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

     Newdat, Inc. holds U.S. and Canadian patents relating to its wire measurement technology. These patents; covering the same technology, reveal a new technology for measuring the thickness of zinc and similar coatings on wire as well as nondestructive electromagnetic testing of other properties of wire. It is difficult to ascertain the value of these patents. The novel parts of the device are its ability to sense changes in external and internal structures, including the on-line measurement of metallic coating being applied to wire. The Company believes that the rapid pace of change in high technology fields today makes the ability to continuously innovate and develop new technologies as important in some instances as the patents themselves.

     Senson's conformal coatings are widely protected by patents, in particularly the "phased" emission of VPCI's from the coatings.

Working Capital Practices

     The Company's subsidiaries are discouraged from carrying excess quantities of raw materials or purchased parts because most of their products are produced to demand; therefore, components and parts can usually be ordered as needed. LTI has an agreement which allows one of its suppliers to purchase materials from LTI's inventory when they have needs for certain items. This procedure is to be extended to other customers and known users of certain of
LTI's inventory, and should result in an increase turn in inventory and in an overall reduction of the raw material inventory during 1996. In a determined effort to limit inventory holdings, LTI has introduced a heavy hand in its writeoff program and has made a allowance for a $295,000 complemented with a determination to find buyers for slow moving items. LTI offers selected customers a 2% discount if bills are paid within ten days. Normal terms are net 30. Newdat and Senson currently offer 14 day terms.

Dependence on Customers

     LTI has broadened its customer base during 1995 and is less dependent on key customers than during the last two years. However, it is now seeking longer production runs than in the recent past and if it is successful, dependence on one or more customers is inevitable. The loss of any one of such customers would have a material adverse effect on LTI and the Company. Management believes that this situation will abate as LTI's customer base expands. Newdat and Senson do not appear to have dependence upon any particular customer at this stage of their development.

Backlog

     At December 31, 1995, LTI's backlog (which represents that portion of outstanding contracts not yet included in revenue) was approximately $235,000. It is anticipated that 100% of the backlog will be delivered before June 30, 1996.

     At December 31, 1995, Newdat had no backlog as the wire measurement devices have not passed through their Beta site testing phases, and are therefore not offered for sale.

     At December 31, 1995, Senson's backlog was approximately $2,750, and this should not be a problem generally as the Company manufactures in large batches and holds adequate stocks. The backlog will be delivered before March 31, 1996.

     Because LTI and Newdat receive price commitments from their vendors, their costs normally do not increase relative to backlog orders. Engineering changes in products by any of LTI's customers or other events beyond the control of LTI could result in the cancellation or suspension of some of LTI's present backlog.

Competitive Conditions

     LTI, Newdat and Senson are in competition with a large number of firms. Most of their competitors are substantially larger and have greater financial resources. LTI's business is capital intensive, i.e., a significant investment in equipment is necessary. The greater financial resources of many of LTI's competitors gives those competitors an advantage over LTI. Newdat and Senson have products which face competition from other products. The Company believes the products of Newdat and Senson have features and qualities which give them a competitive advantage. However, the existing control of the market place by their competitors and the financial resources which such competition can apply to their competitive marketing efforts are significant negative factors against the ability of Newdat and Senson to successfully complete in their markets. Positive factors pertaining to LTI's competitive position are the experience of LTI's new management team and what LTI believes is its ability to address the growing need for mixed technology circuit boards, i.e., circuit boards containing both through-hole and surface mount components. LTI has automated equipment for the assembly of circuit boards using surface mount and through-hole components. However, LTI's surface mount equipment is limited in capacity. If LTI is able to sustain and increase its volume of business, further investments in capital equipment will be required. The Company will require additional debt and/or lease financing to acquire additional equipment and expanded receivables financing to fund any growth in sales. Terms of possible lease agreements and/or the cost of borrowed funds may be prohibitive in relationship to the returns the Company would be able to initially be able obtain through the use of such borrowed funds or leased equipment for its operations.

Research and Development Activities

     Newdat acquired products of which one had already been developed. Newdat is limiting further research and development to support the latest possible entry of its proprietary products into market, and then the support and enhancement of those products in the field.

Number of Persons Employed

     As of  December 31,  1995, the Company had two salaried
employees.   Several employees  of LTI devoted a significant
portion of their time to the affairs of the Company.

     As of  December 31,  1995,  LTI  had  approximately  47
regular employees. LTI employees include residents from the minimum security prison facility where the Company is located.

     As of December 31, 1995, Newdat had one regular employees.

     As  of   December  31,   1995,  Senson  had  4  regular
employees.

     None of  the Company's  employees are  represented by a
union.   The Company believes that its relationship with its
employees is good.

Regulation

     The Company is subject to Food and Drug Administration ("FDA") regulations relating to medically related devices which its subsidiary, LTI manufactures. These regulations are generally applicable to companies producing medical electronics. The products that are subject to FDA regulation are not a significant portion of LTI's business. All of the Company's subsidiaries are subject to OSHA.

ITEM 2.   PROPERTIES.

Leases and Facilities

     LTI's operations are located in a minimum security prison facility under a lease agreement with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons and Paroles and the City of Lockhart, Texas, to lease approximately 27,800 square feet of manufacturing and office space under an operating lease through January 31, 1997 and provides for automatic three year extensions unless notification is given by either party at least six months prior to the expiration of each term. The lease was originally in the name of AMI. AMI has assigned all of its right title and interest in the lease to LTI, although the assignment has not been formally ratified. The lease provides for annual rental rates of $1 per year for the primary term and the first automatic three year extension. Rental expense at other locations for the years ended December 31, 1995, 1994 and 1993, was $33,144, $7,290, and $132,000, respectively. The rent expense for 1993 was rent expense incurred by AMI, a former subsidiary, at another location. Wackenhut Corrections Corporation is not an affiliated party.

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

     On January 24, 1995, an action styled SensonCorp Systems, Inc., SensonCorp Pacific, SensonCorp Southeast, SensonCorp West, Creative Media Resources vs. SensonCorp Limited, William Meehan, Dugal Allen, John Allen, DOES 1 through 50, in the United States District Court Northern District of California, Cause No. C-95-00282. The action seeks equitable relief and damages for breach of contract, breach of implied warranty of good faith and fair dealing, common law fraud, negligent misrepresentation, unfair competition, interference with contract, accounting, receiver/attachment, and theft of trade secrets. The causes of action are related to a marketing agreement between Senson and the plaintiffs. Defendant John Allen is the Chairman of the Board of the Company. Dugal Allen is John Allen's son and was Vice President of operations for Senson at the time. Mr. Meehan is President of U.S. Technologies Inc., and was a founding member of SensonCorp Limited. The suit does not specify the dollar amount of damages sought. The plaintiff's were denied most of the equitable relief they sought, but obtained a temporary injunction requiring Senson to continue selling them certain products on Senson's usual and customary terms. This ceased when Senson subsequently cancelled the agreement on "Without Cause" grounds in May 1995. The Company formally sought to participate in arbitration during April 1996 and is awaiting a date for the arbitration to be heard. The Company strongly believes that the plaintiffs claims are without merit and that SensonCorp, Limited. and the other defendants will prevail.

     On July 16, 1995, the Company was served with a citation in Elpac Electronics vs. U.S. Technologies Inc., in the 53rd District Court of Travis County, Texas. The petition alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc. ("AMI") on the basis of fraudulent transfer of assets from AMI to the Company. The petition seeks $101,461 in damages plus $35,000 in attorney's fees, interest and costs. The Company believes the complaint is without merit.

     On July  16,  1995,  the  Company  was  served  with  a
citation   in   Evins   Personnel   Consultants   vs.   U.S.
Technologies Inc.,  County Court  at Law  No.  1  of  Travis

County, Texas. The petition alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc. ("AMI") on the theory that the Company was doing business as AMI. The petition seeks $40,818 in damages plus $13,500 in attorney's fees, interest and costs. The Company believes that the complaint is without merit.

     On July 16, 1995, the Company was served with a citation in Texas Industrial Svcs. vs. U.S. Technologies Inc., in County Court at Law No. 2 Travis County, Texas. The petition alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc. ("AMI") on the theory the Company is doing business as AMI. The petition seeks $24,482 in damages plus $8,000 in attorney's fees, interest and costs. The Company believes that the complaint is without merit.

     There were several lawsuits outstanding against AMI and Republic at the time they were sold. AMI and Republic are separate corporations, incorporated under the laws of the State of Texas. Therefore, the Company believes it has no liability arising out of or in connection with any lawsuits against AMI or Republic.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
HOLDERS.

     No matters were submitted to the stockholders for their consideration during the fourth quarter of 1995.

                          PART II

ITEM 5.   MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in the over-the-counter market and listed on the National Association of Securities Dealers Automated Quotations ("NASDAQ") System under the "USXX" symbol. The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market for the years ended December 31, 1995, 1994, 1993, 1992, and 1991. Prices are as quoted on the NASDAQ System. Quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                        Bid
                                  High       Low
     1995
          4th Quarter             $.5937    $.3437
          3rd Quarter             $.7187    $.5000
          2nd Quarter             $.7187    $.2812
          1st Quarter             $.7812    $.3750
     1994
          4th Quarter             $.7812    $.2500
          3rd Quarter             $.8125    $.2500
          2nd Quarter            $1.1875    $.5625
          1st Quarter            $1.7500    $.8750
     1993
          4th Quarter            $2.3125   $0.9375
          3rd Quarter            $2.3750   $1.3125
          2nd Quarter            $2.5625   $1.5000
          1st Quarter            $3.0000   $1.3750
     1992
          4th Quarter            $1.8750   $1.2500
          3rd Quarter            $4.0625   $1.2500
          2nd Quarter            $9.3750   $3.1250
          1st Quarter            $9.6875   $5.0000
     1991
          4th Quarter            $6.5625   $5.0000
          3rd Quarter            $6.5625   $3.7500
          2nd Quarter            $6.2500   $4.3750
          1st Quarter            $5.9375   $2.3440

     On April 123, 1995, the closing bid price of the Common
Stock, as quoted on the NASDAQ system, was $0.34.

     As of March 31, 1996, there were 398 holders of record of the Company's Common Stock. This number is exclusive of beneficial owners whose securities are held in street name.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data set forth below for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 is derived from  the Company's  audited  financial  statements.
This information should be read in conjunction with the financial statements for 1995, 1994 and 1993 and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 which are incorporated herein by reference.

                            Years Ended December 31,
                       1995    1994    1993    1992    1991

Operations statement
  data:

Net sales           $1,951,487$1,668,865$6,655,573
$8,888,016$8,368,471

Loss from operations        $(1,861,474)$(2,230,710)
$(2,448,096)$(356,835)$(49,841)

Net income (loss)   $(1,861,088)$(847,016)$(2,352,572)
$(463,423)$(168,689)



Per Share Data:

Loss per share         $(0.12) $(0.16) $(0.62) $(0.16)
$(0.06)


Weighted-average
  common shares outstanding 14,997,5325,302,1473,794,631
2,830,972  2,707,144

Cash dividends per common share          -0-    -0-     -0-
- -0-              -0-

Balance sheet data:
Total assets        $3,326,537$2,120,340$2,685,325
$2,915,400$3,160,281

long-term debt
 (including capital
 lease obligations) $840,435     $-0-$19,166 $19,166$110,062

ITEM 7.   MANAGEMENT'S DISCUSSION  AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Form 10-K.

     The Company incurred significant losses and in each of the three years ended December 31, 1995, 1994 and 1993 and had working capital deficiencies in the year ended December 31, 1993. As a result, the Company continues to experience liquidity problems and the Company's auditors, Brown, Graham & Company P.C. have rendered a "going concern" opinion in their reports. Additionally, the Company failed to meet the NASDAQ requirement of minimum total capital and surplus of $1,000,000 at December 31, 1993. This requirement was subsequently met. Under NASDAQ's rules, the Company must maintain a minimum bid price of $1.00 per share unless the market value of the public float in the Company's capital and surplus are at least $2,000,000 and $1,000,000, respectively. On February 8, 1993, at a special shareholders meeting, a one for five reverse spilt was approved which raised the bid price above the minimum $1.00 per share requirement, thereby enabling the Company's stock to continue being traded on NASDAQ.

     The Company has been working to address its current financial difficulties. (See "Liquidity and Capital Resources" and Note 13 to the Notes to Financial Statements which are incorporated herein by reference). The Company believes there is a reasonable expectation that cash generated from future operations (which the Company recognizes are not assured), discontinuance of unprofitable operations , the sale of additional common stock through a private placement of $1,000,000, which was commenced on April 4, 1996 and of which $100,000 has been placed as of the date of this report, and the conversion by certain creditors of debt obligation to equity may enable the Company to alleviate its liquidity and capital deficit problems. During January and March 1994, 223,000 shares of non qualified stock options and 75,000 shares of qualified stock options were exercised and 100,000 shares of the Company's Rule 144 stock was sold which netted the Company $322,000. On April 12, 1996, the closing bid price of the Company's common stock was $.34. As of December 31, 1995, the Company had once again fallen below the minimum capital requirement of $2,000,000 (the capital requirement for stocks with a bid price below $1.00 for continued listing on the NASDAQ market system). The Company has talked to the holders of the long-term notes and plans to convert some if not all of the outstanding long-term debt to equity. If the Company fails to meet the minimum bid requirements within a reasonable period, the Company will be delisted from the NASDAQ system thereby resulting in the owners of the

Company's Common Stock and warrants being unable to sell their securities in the open market. Even if the Company establishes that it presently meets such capital requirements ($1,000,000 of capital, $2,000,000 market value of public float, and a minimum $2.00 per share price; or $2,000,000 in capital), there is no assurance the Company will be able to continue to do so in the future; if the Company fails to meet such capital requirements it could be delisted from the NASDAQ system with the consequences to stockholders outlined above.

     The Company's continued existence is dependent upon its ability to resolve its liquidity problems. While there is no assurance that such problems can be resolved, the Company is confident that it will achieve its goals through the plans and actions outlined above and subsequently detailed. See "Business - General Development of Business," "Principal Shareholders," "Certain Transactions" and "Description of Capital Stock."

     Additionally, the Company's independent accountants advised the Company of material weakness in the internal control structure which effected interim financial reporting. The Company took some corrective action during 1993 by establishing an audit committee of four senior executives and officers of the Company and its subsidiaries. This audit committee is to meet monthly to review all financial aspects of the Company's operations. In addition, the audit committee will systematically review the Company's internal controls and make such changes as may be appropriate. Some actions have already been taken to insure compliance with existing controls and procedures. In addition, the Company will, at the end of each fiscal quarter, consistently perform control procedures, including reconciliation of subledgers to general ledger account balances, review allowance accounts for adequacy of reserves, analyze account balances and net realizable values where appropriate, perform analytical procedures and other control procedures as deemed necessary to provide an adequate internal control structure. A major change in management personnel during the summer of 1995 resulted in new attention being paid to monthly reviews of profit and loss statements and other financial indications of the Company's status. The effects of regular utilization of these judgmental management tools are still the main focus realizing the need for additional accounting personnel, and stronger monthly manufacturing figures. In 1994, the Company implemented a policy requiring a physical inventory to be taken at the end of each fiscal quarter in addition to the physical inventory taken at year end. This has resulted in a satisifactory control system being evidenced.


Liquidity and Capital Resources

     At December 31, 1995, the Company has a positive working capital balance of $574,146 compared to $779,566 at December 31, 1994. This decrease in working capital was due primarily to the a significant inventory writedown and an increase in accrue payables and expenses.

     As of December 31, 1995, the Company had a cash balance of $25,860 compared to a cash balance of $2.579 and $40,911 at December 31, 1994 and 1993, respectively. The cash balance at December 31, 1995 was the result of the company trying to better manage its cash. The decrease or low balance of cash at December 31, 1994 is due primarily to the low volume of sales in November and December 1994. The positive cash balance at December 31, 1993 was principally the result of stock sales which were offset by significant operating losses and the Company better managing its cash.

     Accounts payable increased approximately 100% to $254,658 at December 31, 1995, primarily due to the lack of available funds to timely pay creditors and a decrease in production in the last quarter. Accounts payable decreased from $1,299,417 at December 31, 1993 primarily due to the sale of AMI and Republic which had outstanding accounts payable of approximately $1,500,000 at June 30, 1994, the date on which these entities were sold. Payables increased approximately 51% to $1,299,417 at December 31, 1993, from $858,617 at December 31, 1992 primarily due to the lack of available funds to timely pay creditors and the decrease in production levels during 1993.

     Inventories decreased by approximately 12% to $919,970 at December 31, 1995 from $1,042,306 at December 31, 1994.
Inventories at December 31, 1993 were $1,470,424. The inventory consists principally of electrical components and raw materials utilized in the layout, design and assembly process of electronic circuit boards. The Company will be liquidating excess inventory during 1996. During 1995, an allowance of $262,000 was charged to income for obsolescence and reduction in net realizable value. The Company does not presently anticipate significant writedowns for obsolescence or reductions in net realizable value of product inventory during 1996. The Company has an agreement with one of its suppliers that it will let the supplier purchase components from its existing inventory for its customers. This should reduce inventory values and give the Company additional lines of credit for other components which it may need to meet customer production requirements.

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

The Company sold its interest in Republic, AMI and Microlabs on June 30, 1994 for $1,758 which resulted in a gain on the sale of these entities of $1,376,959 (see note 16). On July 1, 1994, U.S. Technologies Inc. contributed the assets obtained from AMI for all of the stock in a new corporation, LTI.

     The Company has entered into an agreement with one of its suppliers to let them purchase components from LTI's inventory when they have needs for certain items which should result in an overall reduction of the raw material inventory during 1996. The risk of obsolescence is inherent due to the nature of the Company's business where designs and components can become obsolete due to the rapid rate of change in the electronics industry. The Company will attempt to minimize this risk by planning its production and inventory acquisition practices so as to minimize its possible exposure. However, the rate of change is so rapid that it is not possible to anticipate every possible risk. Therefore, the risk of writedowns for future obsolescence will be a continuing risk faced by the Company and will be evaluated by management on an on going basis.

     The Company is dependent on seven customers for a major portion of its sales. The sales of services to IBM represented approximately 11%, and 24% for the years ended December 31, 1994, and 1993, respectively. Trimble Navigation represented approximately 27%, and 12% of sales during the years ended December 31, 1994, and 1993, respectively, Dell Computer Corporation represented approximately 9%, 20% and 35% of the Company's sales for the years ended December 31, 1995, 1994 and 1993; Texas Instruments accounted for approximately 15% and 14% of total sales during the years ended December 31, 1995 and 1994, respectively. Sales to Crystal Semiconductor accounted for 13% of sales during the year ended December 31, 1995. Micronics Computer and Intel Corporation each accounted for 9% of total sales during the year ended December 31, 1995.

     The Company is attempting to developed a broader customer base to so that the Company will not rely on any one customer for more that 10% of its business in the future.

     The Competitiveness of LTI's quotes enable through improved controls and efficiencies should enable LTI to increase its contract manufacturing business to $300,000 per month, to broaden its scope of job bidding, and to achieve a healthy blend of contract manufacturing work with it's own proprietary product.

     The business of LTI is capital intensive, as was the former business of AMI, i.e., significant investment in equipment has been necessary. The Company acquired approximately, $10,000, $17,000, and $197,000 of new and used equipment during 1995, 1994 and 1993, respectively. During the year ended December 31, 1993, the Company exercised all of the lease purchase options in the amount of $78,695 on the capital leases which matured during 1993. Additionally, the Company purchased software license rights in the amount of $5,250 during 1992. The Company had funded the capital expenditures of AMI through a mixture of internal and external sources such as bank borrowings and lease agreements.

     AMI entered into an operating lease agreement with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons and Paroles and the City of Lockhart, Texas, to lease approximately 27,800 square feet of manufacturing and office space commencing December 29, 1993 through January 31, 1997 and provides for automatic three year extensions unless notification is given by either party at least six months prior to the expiration of each term. The lease provides for annual rental rates of $1 per year for the primary term and the first automatic three year extension. AMI made an assignment of this lease to LTI on October 7, 1994. AMI assigned all of its right title and interest in the lease to LTI, but the assignment of the Lease has not yet been accepted.

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

     During April 1993, the Company entered into an uncollateralized note payable agreement with Mr. Leonard Hilt, a former officer and director of the Company and now President of LTI, totaling $44,000. The loan was payable on demand with an annual interest rate of 8%. On June 18, 1993, Mr. Hilt exercised incentive stock options to purchase 22,000 shares of the Company's Common Stock in payment of this note.

     During 1994  and 1993,  1,770,000 and 491,000 shares of
the Company's Rule 144 stock was sold for total consideration of $412,500 and $214,860, respectively. The excess of market price for the shares sold exceeded the purchase price by $348,750 and $190,421 which has been treated as compensation. The shares are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933, as amended, and may only be resold in compliance with said Rule 144. For a discussion of the sale of these shares of Common Stock, see Note 12 to the Notes to the Financial Statements which is incorporated herein by reference. Additionally, 1,122,600, and 701,000 shares of the Company's qualified and non qualified stock options were exercised which netted the Company $415,287 and $808,531, for 1994 and 1993, respectively.

     From time to time during 1995, 1994, and 1993, the Company has been delinquent or in default under all of its loan and lease agreements with the exception of those loans to the Company from its officers, directors and shareholders. The Company's various lenders and leasing companies have worked with the Company and provided it the opportunity to bring the loans and lease obligations back into performance. The leases matured in 1993 and AMI exercised it's purchase option of the underlying equipment for total cash outlay of $78,695. The Company did not enter into any modification agreements as a result of any of the past delinquencies or defaults with the exception of an informal agreement with the FDIC with respect to those certain loans having a principal balance of approximately $158,681 at December 31, 1993 and June 30, 1994. These
loans were assigned to the FDIC following the closing of Bank of the Hills. Following the assignment of the loans to the FDIC the Company suspended payments thereon. In July, 1992, the Company entered into a verbal agreement to pay the back interest that had accumulated on the notes in two installments and to resume payments on the original terms. Past due interest on these loans was paid to the FDIC in September 1992. The Company also made principal payments of approximately $19,000 during 1993 before payments were discontinued due to lack of available funds. . (See Notes 6 and 8 to the Notes to Financial Statements which is incorporated herein by reference.) On August 2, 1993 and September 2, 1993, the FDIC Notified AMI that it considered $43,251 and $115,430, respectively, of the loan in default and demanded payment in full. These loans remained unpaid as of June 30, 1994, the date on which AMI, Republic and Microlabs were sold.

     A future source of additional working capital may be the 660,000 outstanding Redeemable Warrants issued in connection with the Company's initial public offering and 60,000 redeemable warrants issued on April 14, 1987, The Warrants are exercisable at $10.00 per Warrant and could generate, after offering expenses, approximately $6,393,000. The warrants were to expire April 14, 1992, however, the Board of Directors of the Company have extended the expiration date several times to July 31, 1996. Management will be evaluating alternative sources of capital as there is no assurance the Common Stock trading in the public market will ever trade at the required closing bid price for the specified amount of time to enable the exercise of the Redeemable Warrants. It appears unlikely that the warrants will be exercised unless the Company should reduce the exercise price of the warrants, an action which may not be practical.

     During 1993 and for the first six months of 1994, one of the Company's former subsidiaries had an factoring arrangement which provided for the sale of eligible accounts receivables with and without recourse to the factoring company which advanced funds equal to 80% of such eligible receivables. Additionally, the factoring company charged a factoring fee of 3% of the face amount of all invoices purchased and an interest rate for funds advanced at an annualized rate of 3.5% above the prime rate of American Federal Bank of Dallas. Under the terms of the agreement, the factoring company retained a continuing security interest in the factored accounts receivables and inventory.

     The interest and factoring fees discussed above of $44,167, and $154,834 were incurred during the two years ended December 31, 1994, and 1993, respectively, and are included in the Consolidated Statements of Operations in general and administrative expense. The estimated allowance for doubtful accounts pursuant to the recourse provision was reported as a provision for uncollectible accounts receivable in the Consolidated Statement of Operations. Total funding received during the years ended December 31, 1994, and 1993 from the sale of receivables was $837,923, and $4,517,891, respectively.

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

     On July, 23 1993, the Company purchased a National Cycle League (NCL) Team Membership which included a $5,000 membership fee to NCL Properties for the total purchase price of $265,000, represented by a cash payment of $14,250 and 118,000 shares of its Restricted Rule 144 Common Stock. The team membership gives the Company the option of establishing a team in either Germany or Spain if the NCL doesn't sell a team membership in either country. If a team membership is sold by the NCL in either of these countries, the Company will have the right to establish a team in the other country. During the year ended December 31, 1994, there have been sales of teams which help establish market value greater than the carrying value of the investment by the Company. Also, the league owners association has established a minimum offering price for any new teams in excess of the carrying value of this investment. This franchise is transferable to a new prospective owner should the Company desire to dispose of the investment. The disposal of this investment would be a source of future cash funds. Until the franchise is activated, there presently are no cash requirements to maintain the franchise.

     On May 31, 1994, The Company exchanged 300,000 shares of its common stock with Paris Fashion Ltd. for gem stones with a purported value of approximately $300,000. During the year ended December 31, 1994 the Company obtained an appraisal of the stones which determined the value to be approximately $143,000. The Company contacted Paris Fashion Ltd. and demanded that the difference in appraised value be corrected. During the year ended December 31, 1995, Paris Fashions, Ltd provided the Company with additional gem stones with a purported value of $170,000. The gem stones have been appraised during 1996 at a value of $270,000. The Company has provided for a valuation reserve and a charge against operations in the amount of $30,000 and $160,000 for the years ended December 31, 1995 and 1994, respectively.

     The Company's Board of Directors guaranteed severance pay to four individuals, including themselves, in the event of any merger or acquisition by the Company. In such event the company guaranteed severance pay of four months each to the then Chairman Ryan Corley and the then Director Jack Bryant; and two months each for Leonard Hilt and Neil Ginther, if their employment with the Company or any subsidiary was terminated voluntarily or involuntarily for any reason (with or without cause) within six months following the closing of any acquisition or merger. The same conditions applied if any of the parties resigned before the designated date. Mr. Ginther resigned from the Company during February 1995 and Mr. Corley and Mr. Bryant resigned from the Company during July 1995. Mr. Ginther has stated that he did not wish to claim the severance, while Messers Corley and Bryant have requested payment. The present Board of Directors question the legality of this form of compensation and is obtaining a legal ruling. The severance pay of $46,000 has not been recorded in the accompanying financial statements due to the uncertainty.

     The Company and certain of its Subsidiaries are parties to several legal proceedings that management considers to have occurred during the normal course of business or as a direct result of its inability to repay vendors on a timely basis. See legal proceedings herein incorporated by reference.

Results of Operations

     During the Year ended December 31, 1995 the Company had a net loss of $(1,861,088) or $(0.12) per weighted-average share, on consolidated net sales of $1,951,487 as compared to a net loss of $(847,046) or, $(0.16) per weighted-average share, on consolidated net sales of $1,668,865 in 1994. In 1993, the Company had a net loss of $(2,352,572) or $(0.62) per weighted-average share, on consolidated net sales of $6,655,573. The increase in sales for 1995 is mainly due to sales of the company's new products obtained through the purchase of Newdat. The decrease in sales during 1994 was due primarily to the loss of a number of customer orders after AMI moved into the prison facility. Many of these orders were lost due to poor quality of work being produced. After the quality was brought under control the Company was in such poor financial position that it was having severe difficulties in meeting its payroll obligations and vendor commitments. The Company was on a COD basis for virtually all purchases and did not reduce its existing staffing levels quickly enough the help curtail the problem.

     The Company incurred a negative gross profit of approximately $364,000 and $206,000 for the years ended December 31, 1994 and 1993, respectively. Gross profit for the year ended December 31, 1995 was $270,000 or 13.8% Management anticipates gross margins to improve due to the continued decreased labor cost, the decrease in employee benefits required for the resident employees and reduced facilities cost in the future.

     Selling expenses represented approximately 11.6% of sales in 1995 compared to 9.7% of sales in 1994 compared to

6.2% in 1993. The increase of selling expense in 1994 compared to 1993 is due primarily to a decrease in sales volumes and sales personnel having fixed minimum compensation. The decrease in sales expense during 1993 was due primarily to the loss of one sales person and their related sales expense.

     Administrative expenses were approximately $1,777,934 or 91.0% of sales during 1995 compared to 89.8% and 26.2% in 1994 and 1993, respectively. The increase in administrative expense for 1994 and 1993 was almost exclusively to the charge to administrative expense in the amount of $869,000 and $689,000, respectively for the difference in the exercise price for non-qualified stock options compared to the market price on the date of the grant. Continued attempts are being made to control both selling and administrative costs.

     No expenditures were made during 1994 for research and development while approximately $82,750 and $76,000, was spent during the two years ended December 31, 1995 and 1993, respectively. The Company does anticipate incurring expenditures for research and development during 1996 in completing the high speed tape back up system being developed by Newdat.

     While LTI anticipates continuing increases in demand for its services, the capability to meet these demands are limited by equipment, personnel and working capital. Management does not anticipate a lower level of sales for LTI than that realized during 1995.

The Company adopted the Statement of Position number 94-6 "Disclosure of Certain Significant Risks and Uncertainities." during the year ended December 31, 1995, which requires disclosure of risks and uncertainities that could significantly affect the amounts reported in the financial statements or the near-term functioning of the Company and communicate to financial statements users the inherent limitations in financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
U.S. Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of U.S. Technologies Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Technologies Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered significant losses from operations during each of the three years ended December 31, 1995, 1994 and 1993 and had working capital deficiencies at December 31, 1993 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from this uncertainty.


                          BROWN, GRAHAM AND COMPANY P.C.




                             19


Georgetown, Texas
April 14, 1996



















































                             20

                                   U.S. Technologies Inc.
                                CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                                  December 31,
                                                             1995           1994
       Current assets:
         Cash in bank                                 $   25,860     $    2,579
         Accounts receivable:
           Trade, net                                    168,717        117,900
           Officers, directors and employees              79,894         72,927
         Inventories, net                                919,970      1,042,306
         Prepaid expenses                                  6,022         31,112
           Total current assets                        1,200,463      1,266,824

       Property and equipment - net                      236,190        426,238

       Other assets:
         Investment - NCL                                265,000        265,000
         Investment - Gem stones                         270,000        143,564
         Investment - new technologies, net            1,351,272
         Other assets                                      3,612         18,714
           Total other assets                          1,889,884        427,278

             Total assets                             $3,326,537     $2,120,340

                            LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Notes payable                                               $   50,000
         Accounts payable                              $ 254,658        129,048
         Accrued expenses                                371,659        308,210
           Total current liabilities                     626,317        487,258


       Long term Liabilities:
         Notes payable                                   840,435       ________

       Commitments and contingencies: (Note 8)

       Stockholders' equity:
          Common stock - $.02 par value; 20,000,000 shares authorized;
           15,875,963 and 6,969,635 shares issued and outstanding
            at December 31, 1995 and 1994, respectively  317,520        139,393
          Additional paid-in capital                   9,887,485      7,977,821
          Accumulated deficit                         (8,345,220)    (6,484,132)
             Total stockholders' equity                1,859,785      1,633,082



             Total liabilities and stockholders' equity$3,326,537    $2,120,340





                        The accompanying notes are an integral part
                          of the consolidated financial statements



                                          20

                                   U.S. Technologies Inc.
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended December 31,

                                                1995      1994      1993

       Net Sales                            $1,951,487$1,668,865$6,655,573

       Operating costs and expenses:
         Cost of sales                       1,681,371 2,032,521 6,861,981
         Research and development expense       82,750              76,419
         Selling expense                       227,034   161,752   416,479
         General and administrative expense 1,777,934 1,499,036 1,742,160 Provision for doubtful receivables 43,872 206,266 6,630
                                             _________ _________ _________

            Total operating costs and expense3,812,961 3,899,575 9,103,669
                                             _________ _________ _________

            Loss from operations            (1,861,474)(2,230,710)(2,448,096)

       Other income (expense)
         Interest income                         1,610               1,655
         Interest expense                     (113,997)  (20,016)  (62,093)
         Gain on sale of subsidiaries                  1,376,959
         Other income                          126,596    29,748   169,139
         Other expense                         (13,823)   (2,997)  (13,177)
                                            __________ _________  ________

            Total other income (expense)           386 1,383,694    95,524

                                            __________ _________ _________

            Net Loss                       $(1,861,088)$(847,016)$(2,352,572)



       Loss per common share                   $  ( .12)$   (0.16) $  (0.62)

       Cash dividends per common share       $     -0- $     -0-  $    -0-

       Weighted-average common shares outstanding 14,997,5325,302,1473,794,631

















                                          21















                        The accompanying notes are an integral part
                          of the consolidated financial statements












































                                          22

                                 U.S. Technologies Inc.
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                          $0.02 Par Value
                             Common StockAdditional
                           Number of   Par Paid-InAccumulated
                             Shares   ValueCapital  Deficit     Total



   Balance, January 1, 19932,921,029$58,421$4,323,430$(3,284,544)1,097,307

   Stock options exercised  340,000   6,800 709,231            716,031
   Rule 144 stock issued    373,000   7,460 450,696            458,156
   Stock exchanged for services325,0006,500 584,125            590,625
   Stock issued - investment NCL118,0002,360248,390            250,750
   Net loss               _________ _________________ (2,352,572)(2,352,572)
   Balance, December 31, 19934,077,029 81,541 6,315,872 (5,637,116)  760,297

   Stock options exercised  171,606   3,432 125,718            129,150
   Rule 144 stock issued  1,470,000  29,400 556,850            586,250
   Stock exchanged for services951,00019,020685,381            704,401
   Stock issued - gems      300,000   6,000 294,000            300,000
   Net loss                ________ ________________  (847,016)   (847,016)
   Balance, December 31, 19946,969,635139,3937,977,821(6,484,132)1,633,082

   Stock exchanged for services372,0007,440 198,083            205,523
   Stock issued for new product750,00015,000181,793            196,793
   Stock options exercised  730,600  14,612 260,113            274,725
   Stock issued for Newdat, Inc.
     acquisition          7,053,728 141,0751,269,675         1,410,750
   Net loss                ________ ________________(1,861,088)(1,861,088)

   Balance, December 31, 199515,875,963$317,520$9,887,485$(8,345,220)$1,859,785





















                     The accompanying notes are an integral part
                      of the consolidated financial statements.
                                         23

                                 U.S. Technologies Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                           1995       1994       1993
   Cash flows from operating activities:
       Net loss                       $(1,861,088) $(847,016)$(2,352,572)
       Adjustments to reconcile net loss to
         net cash provided by operating activities:
       Depreciation and amortization      852,297    297,698   371,392
       Allowance for writedown of gem stones(126,436)156,436
       Excess of market over issue price
         non qualified stock options and Rule 144 stock147,181 869,452688,546
       Gain on sale of subsidiaries               (1,376,959)
       Changes in curent assets and liabilities:
       Accounts receivable                (28,470)  (785,655)      169
       Inventory                          288,317    (80,341)   75,412
       Notes receivable                               48,805       378
       Prepaid expense                     25,090     (8,713)  (50,242)
       Accounts payable                    91,890    858,745   440,800
       Accrued expenses                    63,441    406,753   241,582
                                         ________   ________  ________
       Net cash used in
         operating activities            (547,778)  (460,795) (584,535)
                                         ________   ________  ________

   Cash flows from investing activities:
       Proceeds from sale of subsidiaries              1,758
       Proceeds from release of
         deposit on capital leases                              46,184
       Equipment purchases                 (3,294)   (37,607) (197,989)
       Decrease (increase) in other assets (1,482)        25       601
       Investment in NCL                  _______  _________   (14,250)
       Net cash used in investing activities  (4,776) (35,824) (165,454)


   Cash flows from financing activities:
       Proceeds from issuance of common stock45,000 458,287 1,076,266 Principal payments for obligation under capital leases
         and notes payable                (50,000)            (120,214)
       Increase in notes payable          580,835
       Proceeds payments - overdrafts                         (165,152)

                                          _______    _______   _______
       Net cash provided by financing activities575,835 458,287 790,900



   Increase (decrease) in cash             23,281    (38,332)   40,911



   Cash, beginning of period                2,579     40,911         -0-
   Cash, end of period                    $25,860    $ 2,579   $40,911



             Supplemental disclosure of cash flow information:

                     The accompanying notes are an integral part
                      of the consolidated financial statements.
                                         24

        Cash paid for interest during the years ended December 31, 1995, 1994 and
         1993 was $12,411, $20,016 and $62,093 respectively.

             Supplemental schedule of noncash investing and financing
              activities:

        1995:     Issued 750,000 shares of stock for new product
             Issued 7,053,728 shares of stock for purchase of Newdat, Inc.

        1994:     Issued 300,000  shares of  stock for  investment  in  gem
        stones.


             Sold  three  subsidiaries  for  $1,758  of  cash.    Purchaser
        received $214,159 in current assets, $94,419
             in fixed assets and the assumption of $1,589,360 in current liabilities.


        1993:     Issued 118,000 shares of stock for investment in NCL

             Capital lease obligations of $222,167 were relieved for lease equipment returned to lessor.

             Deposits on capital leases in the amount of $67,914 were applied to capital lease obligations.
































                     The accompanying notes are an integral part
                      of the consolidated financial statements.
                                         25

                     U.S. Technologies Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company
U.S. Technologies Inc. furnishes administrative and management services to its wholly owned subsidiaries, Lockhart Technologies, Inc. ("LTI") and Newdat, Inc., and furnished the same services to its formerly wholly owned subsidiaries American Microelectronics Inc. "AMI", Republic Technology Corporation "Republic", Microlabs, Inc. "Microlabs". LTI operations consist of contract manufacturing, prototyping and repair of printed circuit boards using surface mount, through-hole and mixed technology. This technology accounted for approximately 99% of the consolidated net sales. Newdat, Inc. and its 80% owned subsidiary SensonCorp, Limited were acquired on January 23, 1995 (see note 18). U.S. Technologies Inc., together with its subsidiaries, are hereinafter referred to collectively as "the Company."

     Principles of Consolidation
     The consolidated balance sheet at December 31, 1995 includes the accounts of U.S. Technologies Inc., and its wholly owned subsidiaries Lockhart Technologies, Inc., Newdat, Inc. and its 80% owned subsidiary SensonCorp, Limited. The consolidated balance sheet at December 31, 1994 includes U.S. Technologies Inc. and Lockhart Technologies, Inc. The consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31. 1995, include the accounts of U.S. Technologies Inc., Lockhart Technologies, Inc., Newdat, Inc., and the operations of SensonCorp Limited. The consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1994 includes the accounts of U.S. Technologies Inc., Lockhart Technologies, Inc. from its inception on June 29, 1994 and its formerly wholly owned subsidiaries American Microelectronics Inc., Republic Technology Corporation and U.S. Microlabs Inc., (see note 19). For the year ended December 1993, consolidated statements of operations, changes in stockholders' equity and cash flows include the accounts of U.S. Technologies Inc., and its formerly wholly owned subsidiaries American Microelectronics Inc., Republic Technology Corporation and U.S. Microlabs Inc. Intercompany transactions and balances have been eliminate in consolidation.

     Presentation Basis
     The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant losses during each of the three years in the period ended December 31, 1995, and had working capital
deficiencies at  December 31,  1993.   Additionally,  at  various
times during 1995 and 1994, the Company was in default (delinquent payments) on its debt obligations.

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

     Recent Pronouncements

     The Company adopted the Statement of Position number 94-6 "Disclosure of Certain Significant Risks and Uncertainties."
during the year ended December 31, 1995, which requires disclosure of risks and uncertainties that could significantly affect the amounts reported in the financial statements or the near-term functioning of the Company and communicate to financial statement users the inherent limitations in financial statements.

     Risks and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.



2.   ACCOUNTS RECEIVABLE - TRADE

During 1993 and for the first six months of 1994, one of the Company's former subsidiaries had a factoring arrangement which provided for the sale of eligible accounts receivables with and without recourse to the factoring company which advanced funds equal to 80% of such eligible receivables. Additionally, the factoring company charged a factoring fee of 3% of the face amount of all invoices purchased and an interest rate for funds advanced at an annualized rate of 3.5% above the prime rate of

American Federal  Bank  of  Dallas.    Under  the  terms  of  the
agreement, the factoring company retained a continuing security interest in the factored accounts receivables and inventory.

The interest and factoring fees discussed above of $44,167, and $154,834 were incurred during the two years ended December 31, 1994, and 1993, respectively, and are included in the
Consolidated Statements of Operations in general and administrative expense. The estimated allowance for doubtful accounts pursuant to the recourse provision was reported as a provision for uncollectible accounts receivable in the Consolidated Statement of Operations. Total funding received during the years ended December 31, 1994, and 1993 from the sale of receivables was $837,923, and $4,517,891, respectively.

     Accounts receivable - trade at December 31 is net of an allowance for doubtful accounts as follows:

                 1995            $68,434
                 1994             49,830

3.   INVENTORIES

     At December 31, inventories consist of the following:
                                 1995         1994
       Raw Materials        $1,186,863   $1,038,380
       Work in progress         28,107        7,122
       Finished goods         ________       29,804
                             1,214,970    1,075,306
       Allowance for obsolescence  295,000    33,000
                              $919,970   $1,042,306


The Company provided an allowance for obsolete raw materials of $262,000, $33,000 and $15,000, which was charged against cost of sales, during the years ended December 31, 1995, 1994 and 1993, respectively. Additionally the Company recorded, and charged to cost of sales, a writedown to net realizable value its carrying cost of finished goods inventory in the approximate amounts of $46,000 and $26,000 during the years ended December 31, 1994, and 1993, respectively.

As a result of recent changes in the Company's market for certain products, carrying amounts for those inventories have been reduced by approximately $295,000 due to quantities in excess of current requirements. Management believes that this reduces inventory to its lower of cost or market, and no additional loss will be incurred upon disposition of the excess quantities. While it is at least reasonably possible that the estimate will change materially in the near term, no estimate can be made of the range of additional loss that is at least reasonably possible.

4.   PROPERTY AND EQUIPMENT

     At December 31, property and equipment consists of:
                                 1995         1994
       Equipment            $1,572,663   $1,566,634
       Furniture and fixtures  165,362      179,721
       Vehicles                              12,873
       Leasehold improvements  204,865      204,865
                             1,942,890    1,964,093
       Less accumulated depreciation1,706,7001,537,855
                             $ 236,190    $ 426,238

     Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $197,920, $287,782 and $346,594, respectively.

5.   LICENSES

     Prior to 1993, the Company entered into license agreements totaling $160,250 with certain software vendors for the right to reproduce and distribute 10,000 copies of certain BIOS and operating system software used in its RPM units. The cost and accumulated amortization are included in other assets. Amortization is computed using the straight-line method over 5 years. Amortization expense for 1995, 1994 and 1993 totaled $16,583, $9,917 and $24,798 respectively. Accumulated amortization at December 31, 1995 and 1994 was $56,250, $39,667.

6.   NOTES PAYABLE

     Notes payable and long-term debt at December 31, 1995 and 1994, consist of the following:

                                           1995      1994
     10% unsecured note payable to
     Carlton Technologies
     Limited; due on December 15, 1997.$397,212

     10% secured note payable to
     Laura Technologies Limited;
     due on December 15, 1997;
     secured by the investment in
     gemstones                          210,774

     10% unsecured note payable to
     Tintagel Limited;
     due on December 15, 1997.
     232,449

     Note payable to Coopers &
     Lybrand.  The loan is a demand
     loan which requires monthly
     principal payments in the
     amount of $5,000 and bears an
     interest rate at prime as
     stated in the Wall Street
     Journal and requires that the
     interest be
     paid monthly maturing June 21, 1994. _________50,000

     Total Maturities                  $840,435   $50,000

7.   INCOME TAXES

     Deferred federal income tax at December 31, 1995 follows:

     Deferred federal income tax asset       $2,222,060
     Valuation allowance                          (2,222,060)
     Total deferred tax asset                     $             -
0-

     The Company has available for federal income tax purposes unused operating losses which may provide future tax benefits which expire as follows:

           Year of Expiration  Net Operating Loss
                  2003          $1,383,000
                  2005             390,000
                  2006             165,000
                  2007             147,000
                  2008           2,291,000
                  2009             836,000
                  2010           1,323,470
                                $6,535,470

8.   COMMITMENTS AND CONTINGENCIES

     The Company relocated its operations to a minimum security prison facility on December 29, 1993. AMI, a formerly wholly owned subsidiary of the Company, had a lease agreement with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons and Paroles, and the City of Lockhart, Texas, to lease approximately 27,800 square feet of manufacturing and office space under an operating lease through January 31, 1997. The lease provides for automatic three year extensions unless notification is given by either party at least six months prior to the expiration of each term. This lease was assigned by AMI to Lockhart Technologies, Inc. on October 7, 1994, although the assignment has not been formally ratified by Wackenhut Corrections Corporation. The lease provides for annual rental rates of $1 per year for the primary term and the first automatic three year extension. The Company continues to lease office space in Austin, Texas. Rental expense for the years ended December 31, 1995, 1994 and 1993, was $33,144, $7,290 and
$132,000, respectively.

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

     On January 24, 1995, an action styled SensonCorp Systems, Inc., SensonCorp Pacific, SensonCorp Southeast, SensonCorp West, Creative Media Resources vs. SensonCorp Limited, William Meehan, Dugal Allen, John Allen, DOES 1 through 50, was filed in United States District Court Northern District of California, Cause No. C-95-00282. The action seeks equitable relief and damages for breach of contract, breach of implied warranty of good faith and fair dealing, common law fraud, negligent misrepresentation, unfair competition, interference with contract, accounting, receiver/attachment, and theft of trade secrets. The causes of action are related to a marketing agreement between Senson and the plaintiffs. Defendant John Allen is the Chairman of the Board of the Company. Dugal Allen is John Allen's son and was Vice President of operations for Senson at the time. Mr. Meehan is President of U.S. Technologies Inc., and was a founding member of SensonCorp Limited. The suit does not specify the dollar amount of damages sought. The plaintiff's were denied most of the equitable relief they sought, but obtained a temporary injunction requiring Senson to continue selling them certain products on Senson's usual and customary terms. This ceased when Senson subsequently cancelled the agreement on "Without Cause" grounds in May 1995. The Company formally sought to participate in arbitration during April 1996 and is awaiting a date for the arbitration to be heard. The Company strongly believes that the plaintiffs claims are without merit and that SensonCorp, Limited. and the other defendants will prevail.

     On July 16, 1995, the Company was served with a citation in Elpac Electronics vs. U.S. Technologies Inc., in the 53rd District Court of Travis County, Texas. The petition alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc. ("AMI") on the basis of fraudulent transfer of assets from AMI to the Company. The petition seeks $101,461 in damages plus $35,000 in attorney's fees, interest and costs. The Company believes the complaint is without merit.

     On July 16, 1995, the Company was served with a citation in Evins Personnel Consultants vs. U.S. Technologies Inc., County Court at Law No. 1 of Travis County, Texas. The petition alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc. ("AMI") on the theory that the Company was doing business as AMI. The petition seeks $40,818 in damages plus $13,500 in attorney's fees, interest and costs. The Company believes that the complaint is without merit.

     On July 16, 1995, the Company was served with a citation in Texas Industrial Svcs. vs. U.S. Technologies Inc., in County Court at Law No. 2 Travis County, Texas. The petition alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc. ("AMI") on the theory the Company is doing business as AMI. The petition seeks $24,482 in damages plus $8,000 in attorney's fees, interest and costs. The Company believes that the complaint is without merit.

     There were several lawsuits outstanding against AMI and Republic at the time they were sold. AMI and Republic are separate corporations, incorporated under the laws of the State of Texas. Therefore, the Company believes it has no liability arising out of or in connection with any lawsuits against AMI or Republic.

     On July 14, 1989, the Company's Board of Directors adopted a bonus plan that sets aside 1%, 2% and 3% of sales as long as the Company has maintained pretax income of 10%, 15% and 20% of sales, respectively. The performance standards will be based on a three month period of time. Bonuses will be accrued quarterly and determined as of the end of each calendar year. No employees will have vested rights in the bonus plan. The Board of Directors will act as a committee to determine who participates and the actual amount, if any, of the individual bonuses. No bonuses were declared during the three years ended December 31, 1995.

     The Company's Board of Directors guaranteed severance pay to four individuals, including themselves, in the event of any merger or acquisition by the Company. In such event the company guaranteed severance pay of four months each to the then Chairman Ryan Corley and the then Director Jack Bryant; and two months each for Leonard Hilt and Neil Ginther, if their employment with the Company or any subsidiary was terminated voluntarily or involuntarily for any reason (with or without cause) within six months following the closing of any acquisition or merger. The same conditions applied if any of the parties resigned before the designated date. Mr. Ginther resigned from the Company during February 1995 and Mr. Corley and Mr. Bryant resigned from the Company during July 1995. Mr. Ginther has stated that he did not wish to claim the severance, while Messers Corley and Bryant have requested payment. The present Board of Directors question the legality of this form of compensation and is obtaining a legal ruling. The severance pay of $46,000 has not been recorded in the accompanying financial statements due to the uncertainty.

9.   ESCROW AGREEMENT

     Dr.  R.   E.  Woody,  a  shareholder;  Mr.  Ryan  Corley,  a
shareholder, a former Chairman of the Board of Directors, President and Chief Executive Officer and Mr. Neil E. Ginther, a shareholder of less than 5% of the outstanding shares of Common Stock of the Company escrowed 693,360, 405,533 and 56,700 shares of their stock, respectively, pursuant to an escrow agreement required by the state of Texas which, among other things, provided that if in the first twelve (12) months following the effective date of the Registration Statement (April 14, 1987), the closing bid price for the Company's Common Stock was not at least $10.00 for a period of twenty (20) consecutive trading days, an aggregate of 200,000 shares of Common Stock would be released from the escrow and contributed back to the Company. On April 14, 1988, pursuant to the escrow agreement, Mr. Ryan Corley, Mr. Neil Ginther and Dr. R. E. Woody released an aggregate of 200,000 shares of Common Stock from escrow and contributed the shares back to the Company and such shares were cancelled. Additionally, if in the second twelve (12) months following such effective date, the closing bid price was not at least $15.00 for a period of twenty (20) consecutive trading days, an additional 200,000 shares of Common Stock in the aggregate would be released from the escrow and delivered to the Company. On April 14, 1989, pursuant to the escrow agreement, Mr. Ryan Corley, Mr. Neil Ginther and Dr. R. E. Woody released an aggregate of 200,000 shares of Common Stock from escrow and contributed the shares back to the Company which cancelled them.

     The escrow agreement provided for the release of the remaining shares to each of the three shareholders yearly commencing April 15, 1993 through April 15, 1998 at the rate of 20% of their respective shares remaining in escrow at April 15, 1993. The number of shares released from escrow on April 14, 1995, 1994 and 1993 to Dr. R.E. Woody, Ryan Corley and Neil E. Ginther was 138,672, 81,106 and 11,340, respectively in each of the three years.

     All of the escrowed shares have been treated as issued and outstanding shares in all references to the number of shares outstanding and have been included in the weighted average number of shares outstanding in all references to earnings per share during the time periods in which they were outstanding.

10.  CUSTOMERS

     The Company is dependent on seven customers for a major portion of its sales. The sales of services to IBM represented approximately 11%, and 24% for the years ended December 31, 1994, and 1993, respectively. Trimble Navigation represented approximately 27%, and 12% of sales during the years ended December 31, 1994, and 1993, respectively, Dell Computer Corporation represented approximately 9%, 20% and 35% of the Company's sales for the years ended December 31, 1995, 1994 and 1993; Texas Instruments accounted for approximately 15% and 14% of total sales during the years ended December 31, 1995 and 1994, respectively. Sales to Crystal Semiconductor accounted for 13% of sales during the year ended December 31, 1995. Micronics Computer and Intel Corporation each accounted for 9% of total sales during the year ended December 31, 1995.

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

     The following table contains information on stock options:
                                      Average Option
                             Shares  Price per Share
          Granted:
               1989         182,600          $2.00
               1990         358,560          $2.50
               1991         110,100          $5.10
               1992         230,720          $4.41
               1993         220,000          $1.64
               1994         224,700          $0.60
               1995           3,000          $0.63
          Exercised:
               1989           3,800          $1.90
               1990              40          $2.20
               1991         118,980          $3.20
               1992         162,520          $3.28
               1993         153,000          $1.99
               1994         171,600          $0.75
               1995           3,000          $0.63
          Forfeited/cancelled:
               1989         122,460          $4.20
               1990         176,880          $3.60
               1991         139,540          $3.10
               1992         133,760          $4.97
               1993          91,000          $3.16
               1994          87,920          $3.03
               1995          45,000          $6.68
          Outstanding at year end:
               1988         238,760          $4.95
               1989         295,820          $3.30
               1990         477,460          $2.90
               1991         329,040          $3.60
               1992         341,820          $3.79

               1993         281,500          $2.86
               1994         182,580          $3.41
               1995         137,580          $2.34
          Exercisable at year end:
               1989         155,800          $4.85
               1990         109,080          $3.60
               1991         131,707          $3.10
               1992         166,320          $3.84
               1993         124,700          $1.98
               1994         110,655          $3.80
               1995         137,580          $2.34

          Options for  a total of 48,840 shares are available for
grant to  officers and  key employees  under the  1988  and  1990 plans, under which grants may be made until August 2, 1998 and October 6, 1999, respectively.

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

     The following table contains information on the nonqualified stock options:

                                      Average Option
                             Shares  Price per Share
          Granted:
               1993       1,025,000          $1.56
               1994         710,000           $.20
               1995               0           $.00

          Exercised:
               1993         512,000           $.98
               1994         951,000           $.41
               1995         272,000           $.05

          Outstanding at year end:
               1993         513,000          $2.13
               1994         272,000           $.05
               1995               0           $.00

          Exercisable at year end:
               1993         513,000          $2.13
               1994         272,000           $.05
               1995               0           $.00

     Some of the options were granted at less than market value at the date of the grant. The excess of the market value over the option price in the amount of $147,181 and $188,694 has been included in expense in the accompanying financial statements as compensation for the years ended December 31, 1995 and 1994, respectively.

     There are  90,000 shares  available to  grant as of December
31, 1995 under these plans.

13.  STOCKHOLDERS' EQUITY

     At December 31, 1994, the Company has outstanding 660,000 warrants which entitle the holder to purchase one share of common stock at $10 per warrant. The warrants expire on July 31, 1996.


     During 1994, 1,770,000 shares of the Company's Rule 144 stock was sold for total consideration of $412,500. The excess of market price for the shares sold exceeded the purchase price by $348,750 has been treated as compensation and included in the accompanying financial statements in administrative expenses.

     The following table reconciles the number of common shares shown as outstanding on the balance sheet with the weighted-average number of common and common equivalent shares used in computing earnings per share for the years ended December 31, after giving effect to the one for five reverse stock split effective February 9, 1993:

                              1994      1994      1993
Common shares outstanding  at December 3115,875,9636,969,635
4,077,029

Effect of using weighted
  average common
  shares outstanding      (878,431)(1,667,488)(289,398)
                          _________ _________ _________
Shares used in computing
  earnings per share     14,997,532 5,302,147 3,794,631

     On May 31, 1994, The Company exchanged 300,000 shares of its common stock with Paris Fashion Ltd. for gem stones with a purported value of approximately $300,000. During the year ended December 31, 1994 the Company obtained an appraisal of the stones which determined the value to be approximately $143,000. The Company contacted Paris Fashion Ltd. and demanded that the difference in appraised value be corrected. During the year ended December 31, 1995, Paris Fashions, Ltd provided the Company with additional gem stones with a purported value of $160,000. The gem stones have been appraised during 1996 at a value of $270,000. The Company has provided for a valuation reserve and a charge against operations in the amount of $30,000 and $170,000 for the years ended December 31, 1995 and 1994, respectively.

     On July, 23, 1993, The Company purchased a NCL International LTD., formerly the National Cycle League (NCL), Team Membership which included a $5,000 membership fee to NCL Properties for the total purchase price of $265,000, represented by a cash payment of $14,250 and 118,000 shares of its Restricted Rule 144 Common Stock. The team membership gives the Company the option of establishing a team in either Germany or Spain if the NCL doesn't sell a team membership in either country within one year. The Company has been given an extension to December 31, 1996 to establish a team for the 1997 season and may also establish the team in the U.S., Canada or Mexico.

     During the year ended December 31, 1993, the Company issued 100,000 shares of its Rule 144 stock to Chandler, Church & Company for an agreement for future promotional services. Chandler, Church & Company advised the Company that it did not consider that the stock was to have been issued by the Company and advised the Company that they did not have a contract with the Company. On December 21, 1993, The Company advised the stock transfer agent to cancel the stock certificate and that if the shares were presented for transfer that the purchaser thereof could not be a bona fide purchaser. The Company has not included the shares in the shares outstanding as of December 31, 1995, 1994 and 1993 or included them in the weighted average shares in the per share computation.

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

     Following is a summary of net assets and results of operations for the three subsidiaries sold as of June 30, 1994, and December 31, 1993, and for the six months ended June 30, 1994 and the year ended December 31, 1993.
                                           1994        1993

     Total Assets                   $   214,159  $3,274,346

     Total liabilities                1,589,360    4,663,284

     Net assets (liabilities)        $1,375,201 $(1,388,938)

     Sales and other income          $1,255,437  $6,926,368

     Operating cost and other expense             1,783,733
8,432,324

     Net income (loss)                $(528,296)$(1,505,956)

15.  FOURTH QUARTER ADJUSTMENTS

     Significant adjustments increasing the fourth quarter loss of 1995, 1994 and 1993 are as follows:

                                        1995   1994      1993
          Increase of allowance for doubtful accounts$55,268
$156,436
          Unrecorded compensation on Rule 144 stock   20,142
$190,421
          Physical inventory adjustments              57,183
          Writedown of inventory for obsolete raw materials
60,703    33,000
          Decrease in gain on sale of subsidiaries   224,000
          Increase in goodwill in acquisition of Newdat, Inc.
500,000
          Amortization of goodwill    100,000
          Accrued expenses             84,519
          Accrual of penalties and interest on
            Travis County Tax Judgment_________26,712  18,180
          Aggregate adjustment       $800,490$460,290$265,784

16.  ACQUISITION OF SUBSIDIARY

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

     The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The excess of purchase price over the fair values of net assets acquired has been recorded as goodwill. The fair values of these assets and liabilities are summarized as follows:

     Cash                          $    2,846
     Accounts receivable               11,243
     Inventory                        165,981
     Property and equipment             4,578
     Purchased technologies         1,140,000
     Goodwill                         849,065
     Accounts payable and accrued expenses(33,720)
     Notes payable                   (729,243)
                                   $1,410,750

     Included in the purchased technologies is $300,000 of technologies for a tape storage device that is still in the development stage. That amount has been charged to expense in 1995. Goodwill and purchased technologies are being amortized over 5 years on the straight line method. Amortization in the amount of $337,793 has been charged to expense during the year ended December 31, 1995.

     Pro Forma Results of Operations, including the expense of the tape storage device, had the acquisition been effective at the beginning of 1994 are as follows:

     Net sales                     $1,700,965
     Net loss                     $(1,225,329)
     Earnings per share                   $(.90)
     Weighted average  common shares outstanding  5,302,147


17.  RELATED PARTIES

     Mr. John Allen, Chairman of the Company is also Chairman of the Board of Directors of Laura Technologies, Inc. with whom the Company and or its subsidiaries have a loan in the amount of $210,774 as of December 31, 1995,

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES.

During 1995, the Company had no disagreements with its accountants on accounting and financial disclosures.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered significant losses from operations during each of the three years in the period ended December 31, 1995 and had working capital deficiencies at December 31, 1993 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from this uncertainty.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name           Age       Position

John V. Allen       60        Chairman of the Board

Norman Frank        66        Director

William Meehan      50        Director,   President   and   Chief
                         Executive Officer of the Company.

Peter Simmons       49        Vice   President   of   Sales   and
                         Marketing

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

John V. Allen - Chairman of the Board of Directors.

     John Allen became a member and Chairman of the Board of Directors on January 23, 1995, when U.S. Technologies Inc. acquired Newdat, Inc. Mr. Allen has been Chairman of the Board of Newdat, Inc. since its inception in 1994. Mr. Allen was a founder and Chairman of the Board of Pan Pacific Gold Corporation since July 1994, a Canadian resources company with activities in British Columbia, Vietnam and China conducting mining operations primarily for gold. Mr. Allen is the founder of and Chairman of the Board of Laura Technologies Inc., an Arizona technology corporation devoting its efforts to research and development of principally electronic products. During the period of 1984 through 1989 Mr. Allen served as the founder and Chairman of Superburn Systems Ltd., a Canadian public company involved in environmental and waste management with offices in Canada, United States, United Kingdom, Germany and other European countries.
Mr. Allen is a member of the Board of Directors of Laura Investments Ltd., a wholly owned multi-national investment holding company with a diverse range of high technology businesses.

Norman W. Frank - Director

     Norman W. Frank, was appointed to the Board of Directors on October 30, 1995. From March 1994, Mr. Frank has operated his own independent consulting firm specializing in environmental and international business fields. For over 25 years Mr. Frank was employed by United Technologies Elliott having served the Company in several locations throughout his career. He set up several domestic and foreign offices, and operations including joint ventures and license agreements. He subsequently became Vice President of International Operations. His responsibilities included running the Company's international operations and setting up new arrangements in other countries for the manufacturing, sales and service of equipment for the oil, gas and petrochemical industries. In 1976, while still employed with Elliott, Mr. Frank was appointed to the Board of Directors of Ebara Corporation, a large Japanese conglomerate. In 1981 he joined Ebara full time and founded their first U.S. subsidiary company, Ebara International Corp. He served as President of this Company until 1986 when he became a consultant to Ebara for their Environmental business, and later set up a new company for them in the U. S. for these businesses. He served as President of this company until February 1994. Mr. Frank has written many papers on environmental situations, and serves as a consultant to the International Atomic Energy Agency (IAEA) for radiation processing. Mr. Frank attended Worcester Polytechnic Institute in Worcester, Massachusetts and graduated with a degree in Mechanical Engineering.

William Meehan - President, Chief Executive Officer and member of the Board of Directors.

     William Meehan was appointed President and Chief Executive Officer of the Company on June 1, 1995, and appointed to the Board of Directors on October 30, 1995. Mr Meehan has served as President, Chief Executive Officer and a member of the Board of Directors of SensonCorp Limited from July 1994. Mr. Meehan served from October 1992 as President and as a member of the Board of Directors of Clarion Environmental Technologies Inc., a Vancouver Stock Exchange public company, specializing in environmental pollution eradication until his resignation in June 1994. Mr. Meehan has been President and a member of the Board of Directors of Pan Pacific Gold Corporation, a Canadian public Company trading on the Vancouver Stock exchange since August 1994. Pan Pacific conducts mining and extraction activities in

British Columbia, Vietnam and China. Mr. Meehan was appointed as the Australian Counsul General to Western Canada, based in Vancouver, in December 1989 and served in that position until October 1992. Mr Meehan has a degree in civil engineering and has written a fellowship in International Marketing. He has worked extensively in Europe, the Middle East, Asia, Australia and North America during his career.

Peter Simmons - Vice President of Sales and Marketing.

     Peter Simmons was appointed as Vice President of Sales and Marketing to the Company in June 1995. Mr. Simmons previously served as Vice President of Sales and Marketing for the Hazardous Gas Detector Division of Halitec Industries Corporation, manufacturers of gas detectors for industrial, commercial and residential use; while located in Surrey, British Columbia from December 1993 through November 1994. Mr. Simmons served as President of Campers Choice Superstore, a retail sales company for RV's, camping and sporting goods, located in Delta, British Columbia, from April 1992 thought December 1993. Previous to that, Mr. Simmons served as Vice President of Sales and Marketing for Nameco T.M.E. of Canada Ltd, manufacturers, importers and distributors of RV, camping, marine, sporting goods, automotive and hardware related products.



Significant Employees

     The Company relies on the services of certain key employees.
Set forth below is certain information describing such persons.

Leonard Hilt - President of Lockhart Technologies, Inc.

     Mr. Hilt is the founding officer of LTI the manufacturing subsidiary of the Company. Mr Hilt has had a direct or indirect association with the Company since 1987. Mr Hilt is a CPA and graduated from Kansas State University with a degree in business administration.

Walter Stierhoff - General Manager of Lockhart Technologies, Inc.

     Mr. Stierhoff joined LTI in September 1995. Mr. Stierhoff is a specialist in electronics and electro-mechanical production. He has structured all key elements of the factory and recruit top personnel as section heads in preparation for increased contract manufacturing and for production of the Company's proprietary products. Mr. Stierhoff a degree in electrical engineering for Texas University.

Robert Walker - National Sales Manager for SensonCorp LTD.

     Mr. Walker joined Senson during 1995. Mr. Walker controls 2 regional sales managers and with these managers is developing a distribution net works for sales of product to industrial distributors and end users. Mr. Walker is a graduate in science from the University of Arizona.

ITEM 11.  EXECUTIVE COMPENSATION.

     The table below sets forth all cash and cash equivalent remuneration paid by the Company and its subsidiaries during the year ended December 31, 1995 to each of the Company's executive officers and to a group consisting of all` executive officers of the Company.

Name                Capacities in which serves              Cash
Compensation

John V. Allen            Chairman of the Board
$0

William Meehan           Director, President and
                    chief executive officer                 $95,0
00

Peter Simmons            Vice President of Sales and Marketing
     $31,343

Norman Frank             Director                           $0

All Executive Officers
and Directors as a                                     $126,343
Group (4 persons)


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

     As of December 31, 1995, no options have been issued to Executive Officers, of the Company and executive officers of the Company's subsidiaries pursuant to the 1988 and 1990 Plans, respectively.

     On May 4, 1993, September 3, 1993 the Company adopted the 1993, and 1993A nonqualifying stock option plans, respectively. The plans reserved 500,000, and 800,000 shares of the Company's Common Stock to be granted to non-employees, directors, and/or other persons associated with the Company whose services have benefited the Company.

     On April 14, 1994, the Company adopted the 1994 Nonqualifying Stock Option Plan. The plans reserved 800,000 shares of the Company's Common Stock to be granted and issued to its officers, directors, employees and or consultants whose services have benefited the Company.

Bonus Plan

     On July 14, 1989, the Company's Board of Directors adopted a bonus plan that sets aside 1%, 2%, and 3% of sales as long as the Company maintains a pre-tax income of 10%, 15%, and 20% of sales, respectively. The performance standards will be based on quarterly operating periods. Bonuses are accrued quarterly and allocated as the end of each calendar year. No employees have vested rights in the bonus plan. The Board of Directors of the Company acts as a committee to determine who participates and the actual amount of the individual bonuses. No bonuses were paid during 1995, 1994, or 1993 under this plan.

ITEM 12.  SECURITY OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT.

     Mr. Ryan Corley, a shareholder, former Chairman of the Board of Directors, former President and former Chief Executive Officer; Dr. R. E. Woody, a shareholder and Mr. Neil E. Ginther, a shareholder of less than 5% of the outstanding shares of Common Stock of the Company escrowed 405,533, 693,360 and 56,700 shares of their stock, respectively, pursuant to an escrow agreement required by the State of Texas which, among other things, provided that if in the first twelve months following the effective date of the initial prospectus (April 14, 1987), the closing bid price for the Company's Common Stock was not at least $10.00 for a period of twenty consecutive trading days, an aggregate of 200,000 shares of Common Stock would be released from the escrow and contributed back to the Company. On April 14, 1988, pursuant to the escrow agreement, Mr. Corley, Dr. Woody and Mr. Ginther released an aggregate of 200,000 shares of Common Stock from escrow and contributed the shares back to the Company. Furthermore, if in the second twelve months following such effective date, such closing bid price was not at least $15.00 for a period of twenty consecutive trading days, an additional 200,000 shares of Common Stock in the aggregate would be so released from the escrow and delivered to the Company. On April 14, 1989, pursuant to the escrow agreement, Mr. Corley, Dr. Woody and Mr. Ginther released an aggregate of 200,000 shares of Common Stock from escrow and contributed the shares back to the Company. The foregoing reflects a 1 for 5 reverse split of the Registrant's Common Stock, Warrants and Options which took place on February 8, 1993, and assumes no additional shares issued in respect of any fractional shares which may have resulted from the reverse split.

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

                         Number of                     Percentage
Name and Address              Shares of Common Stock
of Beneficial
of Beneficial Owner           Beneficially Owned [1]
Ownership

John V. Allen [1]
 Suite 203
 2750 Gulfshore Blvd.
 North Naples, FL 33940

William Meehan [1]
 7806 Newhall Lane
 Austin, Texas 78746

Peter Simmons [1]
 13117 20th Avenue
 Surrey, British Columbia
 Canada V4A 1Z1

Norman Frank [2]              10,000                        .06%
 717 Curtis Road
 Greensburg, PA 15601

All Officers and Directors
as a Group (4 individuals)              10,000
      .06%


Tintagel, Ltd. [2]                 6,319,226                39.80
%
 P.O. Box 156,
 Hybiscus Square Pond Street
 Grand Turk, Turks & Caicos Islands
 British West Indies
 Vancouver, B.C. Canada V6C2M7


[1] These individuals are officers and/or directors of the Company.

[2] Beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. John Allen, Chairman of the Company is also Chairman of the Board of Directors of Laura Technologies, Inc. with whom the Company and or its subsidiaries have a loan in the amount of $210,774 as of December 31, 1995,

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS
ON FORM 8-K.

     No reports on Form 8-K have been filed during the last quarter for which this Form 10-K is filed.

                         REPORT OF INDEPENDENT ACCOUNTANTS

            To the Board of Directors and Stockholders
            U.S. Technologies Inc. and Subsidiaries

            Our report on the consolidated financial statements of U.S. Technologies Inc. and Subsidiaries is included on page __ of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 2 of this Form 10-K.

            In our opinion, the 1995 and 1994 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                            BROWN, GRAHAM AND COMPANY
            P.C.



            Georgetown, Texas
            April 14, 1995






















                                          42


                            U.S. Technologies Inc.
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For the years ended December 31, 1995, 1994 and 1993

         Column A  Column B          Column C      Column DColumn E
                                     Additions
                                 (1)       (2)
                 Balance atCharged toCharged to          Balance at
                  beginning cost and    other               end of
       Classificationof periodexpensesaccounts Deductions   period

       1995:
         Accounts receivable -
          bad debt reserve$49,830$43,872        $25,268     $68,434

          Inventory
            Obsolescence$33,000262,000             $  -    $295,000


       1994:
         Accounts receivable -
          bad debt reserve$129,04449,830       $129,044     $49,830

          Inventory
            Obsolescence$170,363$33,000        $170,363     $33,000


       1993:
         Accounts receivable -
          bad debt reserve$297,874          -  $168,830    $129,044

          Inventory
            Obsolescence$148,193$22,170                    $170,363










         NOTE:  These valuation and qualifying accounts were deducted from the assets to which they apply.











                                          43

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 1996.

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

Signature                    Title                Date



s/Norman Frank              Director         April 14, 1996
Norman Frank



s/William Meehna                             PresidentApril 14,
1996
William Meehan         Acting Controller
               Acting Principal Accounting Officer





















                                44

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 1996.

                             U.S. TECHNOLOGIES INC.




                             BY:__________________________
                                John V. Allen
                                Chairman of the Board,



     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                Date



___________________                          Director  April
14, 1996
Norman Frank



___________________                          President April
14, 1996
William Meehan         Acting Controller
               Acting Principal Accounting Officer