Form 10-Q
period 1996-06-30
U S TECHNOLOGIES INC
filed 1996-08-21
CIK 810130

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.   20549
                        ______________


     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996


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

                      Yes [X]   No [  ]

  The number of shares outstanding of the Registrant's common stock, par value $0.02, at August 20, 1996, was 21,257,263
                                U.S. TECHNOLOGIES INC.

                    Form 10-Q-For the Quarter Ended June 30, 1996


                                        INDEX
                                                                    Page No.
            PART I.   FINANCIAL INFORMATION.

            Item 1.   Financial Statements.

                      Consolidated Balance Sheets                      4
                      Six Months Ended June 30, 1996 (unaudited) and December 31, 1995 (audited)

                      Consolidated Statements of Operations
                      Six Months Ended June 30, 1996 and 1995          5

                      Consolidated Statements of Operations
                      Three Months Ended June 30, 1996 and 1995        6

                      Consolidated Statements of Changes in Stockholders'
                      Equity                                           7

                      Consolidated Statements of Cash Flows
                      Six Months Ended June 30, 1996 and 1995          8

                      Notes to Financial Statements                    9

                      Consolidated Porforma Balance Sheets            14
                      Six Months Ended June 30, 1996 (unaudited)

            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and results of Operations.            15

            PART II.  OTHER INFORMATION.

            Item 1.   Legal Proceedings                               18

            Item 2.   Changes in the Rights of the Company's Security
            Holders   20

            Item 6.   Exhibits and Reports on Form 8-K                20

                                       PART I.




                           Item 1.   Financial Statements.

                               U.S. Technologies Inc.
                            CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                        June 30,   December 31,
                                                          1996         1995

          Current assets:
            Cash in bank                             $  20,335     $   25,860
            Accounts receivable - trade                169,263        168,717
            Accounts receivable - other                 61,146         79,894
            Inventories                                880,081        919,970
            Prepaid expenses                            15,088          6,022
            Total current assets                     1,145,913      1,200,463


          Property and equipment - net                 185,683        236,190


          Other assets:
            Investment - NCL                           265,000        265,000
            Investment - Gem stones                    270,000        270,000
            Investment - new technologies            1,183,671      1,351,272
            Other assets                                 4,352          3,612
            Total other assets                       1,723,023      1,889,884


            Total assets                            $3,054,619     $3,326,537


                            LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Accounts payable                        $  391,430     $  254,658
            Accrued expenses                           584,710        371,659
            Total current liabilities                  976,140        626,317

          Long-term liabilities:
            Notes payable                              700,684        840,435

          Commitments and contingencies: (Note 3)


          Stockholders' equity:
             Common stock - $.02 par value; 40,000,000 shares
               authorized; 17,097,263 and 15,875,963 shares
               issued and outstanding at June 30, 1996
              and December 31, 1995, respectively      341,946        317,520
            Additional paid-in capital              10,278,296      9,887,485
            Accumulated deficit                     (9,242,447)    (8,345,220)
            Total stockholders' equity               1,377,795      1,859,785

            Total liabilities and stockholders' equity$3,054,619   $3,326,537

                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                              Six Months Ended June 30,
                                                      1996       1995

          Net Sales                                 $411,709  $880,073
          Operating costs and expenses:
            Cost of sales                            848,302 1,218,075
            Research and development expense                    71,731
            Selling expense                          109,751    74,956
            General and administrative expense       306,910   699,910
            Allowance for doubtful accounts                      9,249
                                                  __________ _________

               Total operating costs and expense   1,264,963 2,073,921
                                                  __________ _________

           Income (loss) from operations            (853,254)(1,193,848)

          Other income (expense)
            Other income                               5,125   156,444
            Interest expense                         (47,044)  (32,096)
            Other expense                             (2,054)     (646)

               Total other income (expense)           43,973   123,702

                    Net income (loss)             $ (897,227)$(1,070,146)

          Earnings (loss) per common share
            Net income (loss)                          $(0.06)   $(0.08)

          Cash dividends per common share               $0.00     $0.00

          Weighted-average common shares outstanding16,260,75614,155,606















                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                            Three Months Ended June 30,
                                                      1996       1995

          Net Sales                                 $171,180  $479,412
          Operating costs and expenses:
            Cost of sales                            453,612   489,350
            Research and development expense                    71,731
            Selling expense                           31,865    43,150
            General and administrative expense       128,770   326,975
            Allowance for doubtful accounts                      9,249
                                                  __________ _________

               Total operating costs and expense     614,247   940,455
                                                  __________ _________

           Income (loss) from operations            (443,067) (461,043)

          Other income (expense)
            Other income                               1,181
            Interest expense                         (25,752)  (19,596)
            Other expense                             (2,071)  _______

               Total other income (expense)          (26,642)  (19,596)

                    Net income (loss)             $ (469,709)$(480,639)

          Earnings (loss) per common share
            Net income (loss)                          $(0.03)   $(0.03)

          Cash dividends per common share               $0.00     $0.00

          Weighted-average common shares outstanding17,097,26315,145,363















                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                          U.S. Technologies Inc.
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                            $0.01 Par Value
                               Common StockAdditional
                             Number of   Par Paid-InAccumulated
                               Shares   ValueCapital  Deficit   Total

     Balance, December 31, 19934,077,029$81,541$6,315,872$(5,637,116)$760,297

     Stock options exercised  171,606   3,432 125,718           129,150
     Rule 144 stock issued  1,470,000  29,400 556,850           586,250
     Stock exchanged for services951,00019,020685,381           704,401
     Stock issued - gems      300,000   6,000 294,000           300,000
     Net (loss)             _________ ________________   (847,016)  (847,016)

     Balance December 31, 19946,969,635139,3937,977,821(6,484,132)1,633,082

     Stock exchanged for services372,0007,440 198,083           205,523
     Stock issued for new product 750,00015,000181,793          196,793
     Stock issued for Newdat, Inc.
       acquisition          7,053,728 141,0741,269,675        1,410,749
     Stock options exercised  730,600  14,612 260,113           274,725
     Net (loss)             __________________________   (1,816,088) (1,816,088)
     Balance, December 31, 199515,875,963317,5209,887,485(8,345,220)1,859,785

     Stock issued for note payable1,221,30024,426390,811        415,237
     Net (loss)             _________________ __________   (897,227)  (897,227)
     Balance, June 30, 199617,097,263$341,946$10,278,296$(9,242,447)$1,377,795


               The accompanying notes are an integral part
                of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                           Six Months Ended June 30,
                                                   1996       1995
          Cash flows from operating activities:
              Income (loss) from operations   $(897,227)$(1,070,146)
            Adjustments to reconcile net income to
             net cash provided by operating activities:
              Depreciation and amortization     352,363    602,020
              Excess of market over issue price
               of Rule 144 stock                           145,181
              Record secured note received for previous
               writedown of gems                          (156,436)
              Changes in certain assets and liabilities - net of effects of Newdat, Inc. acquisition:
                Accounts receivable              18,202   (182,172)
                Inventories                      39,889     67,975
                Prepaid expense                  (9,066)     7,131
                Accounts payable                136,772    106,617
                Accrued expenses                213,051    118,378
                                               ________   ________
                Net cash provided (used) by
                  operating activities         (146,016)  (361,645)

          Cash flows from investing activities:
           Equipment purchases                                (648)
            Decrease in other assets                740      6,980
                Net cash used in investing activities      740    6,332

          Cash flows from financing activities:
           Increase in notes payable            139,751    426,888
           Proceeds from issuance of common stock           45,000
           Principal payments on notes payable  _______    (50,000)

                Net cash provided by financing activities  139,751      421,888

          Increase (decrease) in cash           (5,525)     66,575
          Cash, beginning of period              25,860      2,579
          Cash, end of period                   $20,335    $69,154



                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                               U.S. Technologies Inc.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               The Company
               U.S. Technologies Inc. furnishes administrative and management services to its wholly owned subsidiaries. Lockhart Technologies, Inc. ("LTI") and Newdat, Inc. LTI operations consist of contract manufacturing, prototyping and repair of printed circuit boards using surface mount, through-hole and mixed technology. Newdat, Inc. and its 80% owned subsidiary SensonCorp, Limited were acquired on January 23, 1995. U.S. Technologies Inc., together with its subsidiaries, are hereinafter referred to collectively as "the Company."

               Principles of Consolidation
               The consolidated financial statements include the accounts of U.S. Technologies Inc., and its subsidiaries, all of which are wholly owned, except for SensonCorp which the Company owns eighty percent of the outstanding stock. All significant intercompany transactions have been eliminated.

               Presentation Basis
               The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses during each of the four years in the period ended December 31, 1995 and for the six months ended June 30, 1996.

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

               Recent Pronouncements
               The Company adopted the Statement of Position number 94-6 "disclosure of Certain Significant Risks and Uncertainties" during the year ended December 31, 1995, which requires disclosure of risks and uncertainties that could significantly affect the amounts reported in the financial statements or the near-term functioning of the Company and communicate to financial statement users the inherent limitations in financial statements.

               Revenue Recognition
               Revenue is recognized from sales of products when the product is shipped.

               New Technologies
               Acquired technologies are being amortized over a 60 month period.

          2.   ACCOUNTS RECEIVABLE

               The Company has the policy of offering customers a 2% discount for payment of invoiced amounts within 10 days of the invoice date. Accounts receivable - trade at June 30, 1996 and December 31, 1995, is net of an allowance for doubtful accounts in the amount of $45,292, and $59,059, respectively.

          3.   COMMITMENTS AND CONTINGENCIES

               LTI's operations are located in a minimum security prison facility under a lease agreement with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons and Paroles and the City of Lockhart, Texas, to lease approximately 27,800 square feet of manufacturing and office space under an operating lease through January 31, 1997 and provides for automatic three year extensions unless notification is given by either party at least six months prior to the expiration of each term. LTI has been notified by Wackenhut that it wishes to renegotiate its lease arrangement prior to January 31, 1997, because LTI has not been able to meets its employment requirements pertaining to the number of residents employed. This could mean that Lti would be forced to give of some of the floor space with it presently has, or that LTI will be limited to the number of residents available for future employment, or possibly be asked to withdraw from the facility and program. The Company presently believes that the net result of the negotiations will be that LTI will be forced to give up some of its current space. Wackenhut Corrections Corporation is not an affiliated party.

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

               On January 24, 1995, an action styled SensonCorp Systems, Inc., SensonCorp Pacific, SensonCorp Southeast, SensonCorp West, Creative Media Resources vs. SensonCorp Limited, William Meehan, Dugald Allen, John Allen, DOES 1 through 50, in the United States District Court Northern District of California, Cause No. C-95-00282. The action seeks equitable relief and damages for breach of contract, breach of implied warranty of good faith and fair dealing, common law fraud, negligent misrepresentation, unfair competition, interference with contract, accounting, receiver/attachment, and theft of trade secrets. The causes of action are related to a marketing agreement between Senson and the plaintiffs. Defendant John Allen is the Chairman of the Board of the Company. Dugald Allen is John Allen's son and was Vice President of operations for Senson at the time. Mr. Meehan is President of U.S. Technologies Inc., and was a founding member of SensonCorp Limited. The suit does not specify the dollar amount of damages sought. The plaintiff's were denied most of the equitable relief they sought, but obtained a temporary injunction requiring Senson to continue selling them certain products on Senson's usual and customary terms. This ceased when Senson subsequently cancelled the agreement on "Without Cause" grounds in May 1995. The Company formally sought to participate in arbitration during April 1996 and is awaiting a date for the arbitration to be heard. The Company strongly believes that the plaintiffs claims are without merit and that SensonCorp, Limited. and the other defendants will prevail.

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

               The previous Board of Directors guaranteed severance pay to four individuals in the event of any merger or acquisition by the Company. In such event the company guaranteed severance pay of four months each to Ryan Corley and Jack Bryant, who served as directors of the Company until October 30, 1995, if their employment with the Company is terminated voluntarily or involuntarily for any reason (with or without cause) within six months following the closing of any acquisition or merger. The new Board of Directors has reversed the decision on severance pay on the grounds that it was not in the best interest of the shareholders.

          4.   SHAREHOLDERS EQUITY

               On July 15, 1996, the Company exchanged 624,000 shares of its Common stock in exchange for the retirement of a note in the amount of $156,000 it had with Carlton Technologies & Services Ltd.

               On March 8, 1996, the Company exchanged 1,221,300 shares of its Common stock in exchange for the retirement of a note in the amount of $397,212 and $18,025 in accrued and unpaid interest it had with Carlton Technologies & Services Ltd.

               On January 23, 1995, the Company acquired all of the outstanding capital stock of Newdat, Inc., in exchange for 7,053,728 shares of the Company's common stock. As a result of the acquisition, the Company has available two new products which will go into production as funds become available, and an 80% interest in another company which is marketing a line of environmentally friendly chemical coatings for which the technology is owned by a major Australian chemical company.

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

          5.   INCOME TAXES

               At December 31, 1995, the Company has available for federal income tax purposes unused operating losses which may provide future tax benefits expiring as follows:

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
                                          $6,535,470

          6.   NASDAQ MARKET LISTING

               On August 7, 1996, The Company was notified by NASDAQ that the Company's securities would be delisted from The Nasdaq Stock Market effective with the close of business on August 14, 1996. The Company was told that it would be denied continued listing due to the Company's history of losses and that it believes there is a reasonable basis to conclude that, based on the current plan of financing, the Company does not presently meet the require $2 million in capital and surplus for the alternative bid price criteria. The Company has requested an oral hearing regarding continued listing on The Nasdaq SmallCap Market and has been granted an oral hearing on August 29, 1996. The delisting has been postponed until the outcome of the oral hearing. The Company has subsequently met the minimum capital requirements as is demonstrated by the Proforma consolidated balance sheets on page 13 of this Form 10-Q. The Company plans to have in place, prior to the hearing date, a plan for long-term compliance with the minimum capital and surplus requirements and be able to maintain its listing.

          7.   SUBSEQUENT EVENTS

               On August 19, 1996, the Company acquired an 85% ownership interest in the QuakeAlarm technology from Komen Holdings Pty. Ltd., a New South Whales Holding Company. This technology, which been has developed and prototyped, is a fully integrated early warning earthquake alarm that can detect first signs of an imminent earthquake. The QuakeAlarm can alert the user before humans begin to feel the earthquake by sensing the quake's "P" (primary) wave, which precedes the "S" (shock) waves which cause the damage. The purchase of the majority ownership gives the Company the exclusive manufacturing and marketing rights to the product worldwide. The consideration in the amount of $552,500 given by the Company for this product was paid by the issuance of 3,536,000 shares of the Company's common stock. The Company plans to commence production of the QuakeAlarm immediately and market this product through several marketing representatives worldwide.

                               U.S. Technologies Inc.
                        CONSOLIDATED PROFORMA BALANCE SHEETS

                                           ASSETS
                                                                     Proforma
                                                        June 30,     June 30,
                                                          1996         1996

          Current assets:
            Cash in bank                             $  20,335     $   20,335
            Accounts receivable - trade                169,263        169,263
            Accounts receivable - other                 61,146         61,146
            Inventories                                880,081        880,081
            Prepaid expenses                            15,088         15,088
            Total current assets                     1,145,913      1,145,913


          Property and equipment - net                 185,683        185,683


          Other assets:
            Investment - NCL                           265,000        265,000
            Investment - Gem stones                    270,000        270,000
            Investment - new technologies            1,183,671      1,736,171
            Other assets                                 4,352          4,352
            Total other assets                       1,723,023      2,275,523


            Total assets                            $3,054,619     $3,607,119


                            LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Accounts payable                        $  391,430     $  391,430
            Accrued expenses                           584,710        584,710
            Total current liabilities                  976,140        976,140

          Long-term liabilities:
            Notes payable                              700,684        544,684

          Commitments and contingencies: (Note 3)


          Stockholders' equity:
             Common stock - $.02 par value; 40,000,000 shares
               authorized; 17,097,263 and 15,875,963 shares
               issued and outstanding at June 30, 1996
              and December 31, 1995, respectively      341,946        425,146
            Additional paid-in capital              10,278,296     10,903,596
            Accumulated deficit                     (9,242,447)    (9,242,447)
            Total stockholders' equity               1,377,795      2,086,295

            Total liabilities and stockholders' equity$3,054,619   $3,607,119

                    The accompanying notes are an integral part
                     of the consolidated financial statements.

Item 2.   Management's  Discussion   and  Analysis  of  Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

     Working capital decreased by $404,373 to $169,773 at June 30, 1996, from $574,146 at December 31, 1995. As of June 30,
1996, the Company has no unused lines of credit available under bank credit agreements. The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its previous liquidity problems, principally from profitable operations, by increasing its level of sales, operating more efficiently and obtaining lines of credit, long-term debt or equity financing. To help the Company overcome its liquidity and operational problems, the Company has done the following:

     A. On January 23, 1995, the Company acquired Newdat, Inc. of Arizona, including an 80% ownership in
          SensonCorp Ltd. (a manufacturer and distributor of environmentally friendly corrosion inhibition products), With this acquisition, the Company considers that it has a greater range of talent available for both its traditional electronics business and its newly acquired activities. The Company previously predicted to break even in the quarter ending September 30, 1995, and to show a profit in the fourth quarter of 1995. however, a general decline in the electronic contract manufacturing directly affected first quarter sales and denied the Company profitable results for the third and fourth quarters of 1995 and first quarter 1996. The second quarter of 1996, was also quite but, the Company has booked as many orders during the first 20 days of august for production for the period of August through October 1996, as it's total production was for the first six months of 1996. The Company anticipates a profitable third quarter.

     B. The Company appointed a new president on June 30, 1995, who is experienced in company turnarounds, production controls and management. On October 30, 1995, the Company hired a general manager for its Lockhart facility to improve manufacturing operations and to implement plans for a smooth and productive growth in business.

     C. The Company is presently implementing a plan expected to increase the traditional business at the Lockhart facility from less than $100,000 a month to approximately $700,000 per month over the next 24 month period. To enable the Company to achieve this goal, the permanent sales force is to be expanded from 2 and a sales representative company to 3 persons in order to adequately cover the Texas and surrounding markets. Additional sales force expansion will take place if sales objectives so demand.

     D. The Company plans to commence production as early as possible of the Newdat high-tech products; namely its TSD 9000 high speed high volume tape storage device and its wire measurement device have had to be put on temporary hold while it first makes LTI a profitable concern or until it completes a current private placement to raise additional working capital, whichever comes first.

     E. The 80% equity ownership in SensonCorp Inc. is expected to contribute to the profitability of the Company by the end of 1996. The Company has designed a range of retail products to complement its industrial range, and will launch these shortly after receipt of private placement funds are received.

     F. The Company is presently preparing an offering of $1,100,000. The funds will be used to assist in the launching of its proprietary technologies, and to cover stock and cash flow gaps during its expansion program.

     G. The Company participated in the development and prototyping of an earthquake warning device over the past twelve months and has now commenced production of the devices. The product is priced to sell into the consumer market and the Company expects to receive strong revenues from its participation both from North America and from export markets.

     The Company does not anticipate that increased inventory levels will be required to meet present manufacturing needs for the existing customer base. In fact it has a program in place to reduce its inventory holdings to a just-in-time system where possible.

     Another source of future working capital may be the 660,000 outstanding Redeemable Warrants issued in connection with the Company's initial public offering together with the 60,000 underwriter Warrants. The Warrants, which were to expire on December 31, 1992, which have been extended several times until December 31, 1996, are executable at $10.00 per Warrant. If exercised could generate, after offering expenses, approximately $6,393,000. Management is evaluating alternative sources of capital as there is no assurance the Common Stock trading in the public market will ever trade at the required closing bid price for the specified amount of time to enable the exercise of the Redeemable Warrants.

Results of Operations - Quarter Ended June 30, 1996

     During the three month and six month periods ended June 30, 1996, the Company had a net loss from operations of $469,709 and $897,227 or $(0.03) and $(0.06) per weighted-average share, on net sales of $171,180 and $411,709 as compared to net losses of $480,639 and $1,070,146 or $(0.03) and $(0.08) per weighted average share, on net sales of $479,412 and $880,073 for the comparable periods in 1995. Net sales decreased approximately 58.4% for the three month period and decreased approximately 53.2% for the six month period ended June 30, 1996, over the comparable periods in 1995. For the three month and six month period ended June 30, 1996, LTI accounted for approximately 99% of the total sales.

     Gross margins for the three month and six month periods ended June 30, 1996, was (165)% and (106)%. For the comparable periods in 1995, gross margins for the three month period was (2.1)% and (38.4)%. The decrease in gross margins for the three month and six month periods ended June 30, 1996, compared to the same periods in 1995 was due primarily the decrease in LTI's sales to a level which would cover would not cover all of the fixed overhead. The Company presently is attempting to increase its sales volume by adding additional sales personnel and contacting potential outside sales representatives along with seeking additional lines of work which has resulted in generating approximately $480,000 in bookings of work to be shipped prior to November 15, 1996.

     Selling expenses represented approximately 18.6% and 26.65% of sales during the three month and six month periods ended June 30, 1996, compared to 8.5% and 7.6% for the comparable periods in 1995. The increase in sales expense for 1996 was primarily the result of the decreased volume of sales for the three months and six months ended June 30, 1996 over which to allocate base salary commitment to salespersons marketing the Company's products. Additionally, during the first four months of 1996 salaries were paid for three sales personnel attempting to develop sales of the Senson products which were not employed during the comparable periods in 1995.

     Administrative expenses for the three month and six month periods ended June 30, 1996, was 75.2% and 74.5% of sales as compared to 79.5% and 68.2% for the comparable periods in 1995. The percentage decrease for the six months ended June 30, 1995.

     For the six month period ended June 30 1995, the Company expended approximately $71,731 for research and development of unannounced products being developed by NewDat, Inc. No expenditures were incurred for research and development during the six month period ended June 30, 1996.

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

                             Part II

Item 1.  Legal Proceedings.

     LTI's operations are located in a minimum security prison facility under a lease agreement with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons and Paroles and the City of Lockhart, Texas, to lease approximately 27,800 square feet of manufacturing and office space under an operating lease through January 31, 1997 and provides for automatic three year extensions unless notification is given by either party at least six months prior to the expiration of each term. LTI has been notified by Wackenhut that it wishes to renegotiate its lease arrangement prior to January 31, 1997, because LTI has not been able to meets its employment requirements pertaining to the number of residents employed. This could mean that Lti would be forced to give up some of the floor space with it presently has, or that LTI will be limited to the number of residents available for future employment, or possibly be asked to withdraw from the facility and program. The Company presently believes that the net result of the negotiations will be that LTI will be forced to give up some of its current space. Wackenhut Corrections Corporation is not an affiliated party.

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

     On January 24, 1995, an action styled SensonCorp Systems, Inc., SensonCorp Pacific, SensonCorp Southeast, SensonCorp West, Creative Media Resources vs. SensonCorp Limited, William Meehan, Dugald Allen, John Allen, DOES 1 through 50, in the United States District Court Northern District of California, Cause No. C-95-00282. The action seeks equitable relief and damages for breach of contract, breach of implied warranty of good faith and fair dealing, common law fraud, negligent misrepresentation, unfair competition, interference with contract, accounting, receiver/attachment, and theft of trade secrets. The causes of action are related to a marketing agreement between Senson and the plaintiffs. Defendant John Allen is the Chairman of the Board of the Company. Dugald Allen is John Allen's son and was Vice President of operations for Senson at the time. Mr. Meehan is President of U.S. Technologies Inc., and was a founding member of SensonCorp Limited. The suit does not specify the dollar amount of damages sought. The plaintiff's were denied most of the equitable relief they sought, but obtained a temporary injunction requiring Senson to continue selling them certain products on Senson's usual and customary terms. This ceased when

Senson subsequently cancelled the agreement on "Without Cause" grounds in May 1995. The Company formally sought to participate in arbitration during April 1996 and is awaiting a date for the arbitration to be hear. The Company strongly believes that the plaintiffs claims are without merit and that SensonCorp, Limited. and the other defendants will prevail.

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

     On July 15, 1996, LTI was served with a citation in Gentron Corporation vs Lockhart Technologies, Inc. in superior court in and for the County of Maricopa, Arizona. The petition seeks payment of certain sums of money totaling $7,588 plus attorney's fees and court costs. The Company believes that it will be liable for the amount of the claim.

     There were several lawsuits outstanding against AMI and Republic at the time they were sold. AMI and Republic are separate corporations, incorporated under the laws of the State of Texas. Therefore, the Company believes it has no liability arising out of or in connection with any lawsuits against AMI or Republic.

     The Company's Board of Directors guaranteed severance pay to four individuals, including themselves, in the event of any merger or acquisition by the Company. In such event the Company guaranteed severance pay of four months each to the then Chairman Ryan Corley and the then Director Jack Bryant; and two months each for Leonard Hilt and Neil Ginther., if their employment with the Company or any subsidiary was terminated voluntarily or involuntarily for any reason (with or without cause) within six months following the closing of any acquisition or merger. The same conditions applied if any of the parties resigned before the designated date. Mr. Ginther resigned from the Company during February 1995 and Mr. Corley and Mr. Bryant resigned from the Company during July 1995. Mr. Ginther has stated that he did not wish to claim the severance, while Messers Corley and Bryant have requested payment. The present Board of Directors question the legality of this form of compensation and obtained a legal opinion. The present Board of Directors has subsequently reversed the earlier decision on the basis that it was not in the best interest of the Shareholders of the Company. The questioned severance pay of $46,000 has not been recorded in the financial statements due to the uncertainty.

Item 2.   Changes in the Rights of the Company's Security Holders

     No changes in the rights of the Company's security holders occurred during the period covered by this Form 10-Q.


Item 4.  Submission of Matters to a Vote of Security Holders

     The annual  meeting of  shareholders was  held on  July  25,
1996.     The  following  four  items  were  voted  upon  by  the
shareholders at the meeting:

     1. Reelection of John V. Allen, William Meehan, and James Chen, being all of the members, to the board of directors to until the next annual meeting. All three
          individuals   received    9,281,459   votes   for   the
          appointment,  1,659,778   votes  against   and   53,079
          abstaining votes.

     2. Proposal to Approve the Adoption of the Company's 1996 Stock Option Plan setting aside 600,000 shares of the Company's common stock for employee incentive stock options. 9,481,415 votes were cast for, 1,511,393 against and 1,508 abstained.

     3. Proposal to approve a 5 for 1 reverse stock split of the Company's common shares. This item was defeated by the following votes of 1,229,837 votes for, 9,755,651 votes against, and 8,428 votes abstaining.

     4. Ratification of appointment of Brown, Graham and Company as Independent Certified Public Accountants to conduct the examination of the Company's financial records for the year ended December 31, 1996. 10,916,531 Votes were cast for, 23,417 votes were cast against and 4,368 votes abstained on this proposal.

Item 6.  Exhibits and Reports on Form 8-K.

     Exhibit 27 - Financial Data Schedule is filed with this report.

     No reportable items were filed on a Form 8-K for the period covered during this quarter.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              U.S. TECHNOLOGIES INC.



DATE: August 20, 1996              BY:  s/William Meehan_____
                              WILLIAM MEEHAN,
                              President










































                              21



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              U.S. TECHNOLOGIES INC.



DATE: August 20, 1996              BY:
______________________
                              WILLIAM MEEHAN,
                              President








































                              21