Form 10-Q/A
period 1995-09-30
U S TECHNOLOGIES INC
filed 1996-11-13
CIK 810130

Form 10-Q/A
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.   20549
                        ______________


     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995


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

                  1402 Industrial Boulevard
                    Lockhart, Texas 78644
          (Address of principal executive offices.)


Registrant's telephone number, including area code:  (512)
339-0001




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]   No [  ]

  The number of shares outstanding of the Registrant's common stock, par value $0.02, at May 12, 1995, was 15,145,363.
                                U.S. TECHNOLOGIES INC.

                    Form 10-Q-For the Quarter Ended March 31, 1995


                                        INDEX
                                                                    Page No.
            PART I.   Financial Information.

            Item 1.   Financial Statements.                            3

                      Consolidated Balance Sheets
                      March 31, 1995 and December 31, 1994             4

                      Consolidated Statements of Operations
                      Three months Ended March 31, 1995 and 1994       5

                      Consolidated Statements of Changes in Stockholders'
                      Equity                                           6

                      Consolidated Statements of Cash Flows
                      Three months Ended March 31, 1995 and 1994       7

                      Notes to Financial Statements                 8-12

            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and results of Operations.         13-14

            PART II.  OTHER INFORMATION.                              15

            Item 1.   Legal Proceedings                            15-16

            Item 2.   Changes in the Rights of the Company's Security
                      Holders                                         16

            Item 4.   Submission of Matters to a Vote of Security
                      Holders                                         16

            Item 5.   Other information                               16

            Item 6.   Exhibits and Reports on Form 8-K                16

                                       PART I.





                           Item 1.   Financial Statements.

                          U.S. Technologies Inc.
                       CONSOLIDATED BALANCE SHEETS

                                          ASSETS
                                                       March 31,December 31,
                                                          1995      1994

     Current assets:
       Cash in bank                                $   17,049  $    2,579
       Accounts receivable - trade                    213,547     117,900
       Accounts receivable - other                     86,535      72,927
       Inventories                                  1,212,153   1,042,306
       Prepaid inventory                              196,793
       Prepaid expenses                                34,715      31,112
       Total current assets                         1,760,792   1,266,824

     Property and equipment - net                     365,265     426,238

     Other assets:
       Investment - NCL                               265,000     265,000
       Investment - Gem stones                        143,564     143,564
       Investment - new technologies                1,604,613
       Note receivable                                156,436
       Other assets                                    14,229      18,714
         Total other assets                         2,183,842     427,278

           Total assets                            $4,309,899  $2,120,340

                           LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Notes payable - other                       $  429,932  $   50,000
       Accounts payable                               158,852     129,048
       Accrued expenses                               364,466     308,210
         Total current liabilities                    953,250     487,258

     Long-term liabilitis:
       Notes payable                                  500,000    ________

     Commitments and contingencies: (Note 3)

     Stockholders' equity:
        Common stock - $.02 par value; 20,000,000 shares
          authorized; 15,145,363 and 6,969,635 shares
          issued and outstanding at March 31, 1995
         and December 31, 1994, respectively          302,907     139,393
       Additional paid-in capital                   9,627,380   7,977,821
       Accumulated deficit                         (7,073,638) (6,484,132)
         Total stockholders' equity                 2,856,649   1,633,082

           Total liabilities and stockholders' equity$4,309,899$2,120,340


               The accompanying notes are an integral part
                of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three months Ended March 31
                                                      1995       1994

          Net Sales                                 $400,661  $884,462
          Operating costs and expenses:
            Cost of sales                            711,111   819,900
            Selling expense                           31,806    56,775
            General and administrative expense       373,252   289,737
                                                   _________ _________

               Total operating costs and expenses  1,116,169 1,166,412
                                                   _________ _________

           (Loss) from operations                   (715,508) (281,950)

          Other income (expense)
            Interest income                                8
            Other income                             156,436   123,043
            Interest expense                         (29,796)  (14,357)
            Other expense                               (646)   (1,476)
                                                    ________  ________

           Total other income (expense)              126,002     7,210
                                                    ________  ________

               Net loss                            $(589,506)$(274,740)



             Loss per common share                    $(0.04)   $(0.07)

          Cash dividends per common share              $0.00     $0.00

          Weighted-average common shares outstanding13,154,8524,198,874














                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                     U.S. Technologies Inc.
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                       $0.01 Par Value
                          Common StockAdditional
                        Number of   Par Paid-InAccumulated
                          Shares   ValueCapital  Deficit     Total

Balance, December 31, 19922,921,029$58,421$4,323,430$(3,284,544)$1,097,307

Stock options exercised  340,000   6,800 709,231           716,031
Rule 144 stock issued    373,000   7,460 450,696           458,156
Stock exchanged for services325,0006,500 584,125           590,625
Stock issued - investment NCL118,0002,360248,390           250,750
Net (loss)             _________ _________________ (2,352,572)(2,352,572)

Balance, December 31, 19934,077,02981,5416,315,872(5,637,116)760,297

Stock options exercised  171,606   3,432 125,718           129,150
Rule 144 stock issued  1,470,000  29,400 556,850           586,250
Stock exchanged for services951,00019,020685,381           704,401
Stock issued - gems      300,000   6,000 294,000           300,000
Net (loss)             _________ _________________   (847,016)  (847,016)

Balance December 31, 19946,969,635139,3937,977,821(6,484,132)1,633,082

Stock exchanged for services372,0007,440 198,091           205,531
Stock issued for new product 750,00015,000181,793          196,793
Stock issued for Newdat, Inc.
  acquistion           7,053,728 141,0741,269,675        1,410,749
Net (loss)            ____________________________   (589,506)  (589,506)
Balance, March 31, 199515,145,363$302,907$9,627,380$(7,073,638)$2,856,649




          The accompanying notes are an integral part of the consolidated financial statements.

                          U.S. Technologies Inc.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   Three months Ended March 31,
                                              1995       1994
     Cash flows from operating activities:
      (Loss) from continuing operations  $(589,506) $(274,740)

       Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization     445,564     80,465
       Excess of market over issue price
        of Rule 144 stock                  145,181     69,750
       Record securd note received for prvious writedown
        of gems                           (156,436)

       Changes in certain assets and liabilities - net of effects of Newdat, Inc. acquistion:
         Accounts receivable               (82,172)   (59,698)
         Inventories                        (3,866)    13,581
         Prepaid expense                    (3,603)     3,035
         Accounts payable                    3,325    (58,773)
         Accrued expenses                   56,456     41,137
                                          ________   ________

           Net cash provided (used) by
             operating activities         (185,057)  (185,243)

     Cash flows from investing activities:
       Equipment purchases                    (648)   (46,044)
       Decrease in other assets              4,485       (301)
           Net cash provided by (used in)
            investing activities             3,838    (46,345)

     Cash flows from financing activities:
      Proceeds from issuance of common stock45,000    317,312
      Proceeds from short term notes       150,689    _______
           Net cash provided (used) by financing
            activities                     195,689    317,312

     Increase in cash                       14,470     85,724
     Cash, beginning of period               2,579     40,911
     Cash, end of period                   $17,049   $126,635



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

                 Principles of Consolidation
                 The consolidated  balance sheet  at December  31,  1994
            includes the accounts of U.S. Technologies Inc., and Lockhart Technologies, Inc. The consolidated statements of operations, changes in stockholders' equity and cash flows include the accounts of U.S. Technologies Inc., Lockhart Technologies, Inc., and Newdat, Inc. and its 80% owned subsidiary for the three months ended March 31, 1995. For the three month period ended March 31, 1994, the consolidated statements of operations, changes in stockholders' equity and cash flows include the accounts of U.S. Technologies Inc., and its formerly wholly owned subsidiaries American Microelectronics Inc., Republic Technology Corporation and U.S. Microlabs Inc. All significant intercompany transactions have been eliminated.

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

            2.   ACCOUNTS RECEIVABLE

                 The Company  has the  policy of offering customers a 2%
            discount for payment of invoiced amounts within 10 days of the invoice date. Accounts receivable - trade at March 31, 1995 and December 31, 1994 is net of an allowance for doubtful accounts in the amount of $49,830.

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

                 On March  21, 1994,  The District  Court, 98th Judicial
            District, Travis County, Texas granted a judgment to Travis County, et al. in the amount of $78,732 plus interest in the amount of $13,397 and attorney's fees in the amount of $13,819 for delinquent personal property tax for the years of 1992 and 1993. The total Judgment has been accrued at December 31, 1993 and $57,940 and $48,008 was recorded in expense. The Company is not liabale for the judgment, but has reflected these amount in accured liabilities because the judgments remain unpaid and are a lien on certain equipment owned by LTI that was previously owned by AMI.

            There are several lawsuits outstanding against AMI and Republic at the time they were sold. Ami and Republic are separage corporations, incorporated under the laws of the State of Texas. Therefore, the Company believes it has no liability arising out of or in connection with any lawsuits against AMI or Republic.

                 On July  14, 1989, Company's Board of Directors adopted
            a bonus plan for certain employees that sets aside 1%, 2% and 3% of sales as long as the Company has maintained pretax income of 10%, 15% and 20% of sales, respectively. The performance standards will be based on a three month period of time. Bonuses will be accrued quarterly and determined as of the end of each calendar year. No employees will have vested rights in the bonus plan. The Board of Directors will act as a committee to determine who participates and the actual amount of the individual bonuses. No bonuses were declared during the three months ended March 31, 1994 or during the year ended December 31, 1994.

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

                 Following is  a summary  of net  assets and  results of
            operations the three subsidiaries sold as of June 30, 1994, and for the the three months ended March 31, 1994

                                           June 30     March 31

                 Total Assets       $   214,159

                 Total liabilities    1,589,360

                 Net assets (liabilities)$1,375,201

                 Sales and other income$1,255,437  $884,462

                 Operating cost and other expense  1,783,733  1,166,412

                 Net income (loss     $(528,296)  $(274,740)

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Liquidity and Capital Resources

                 Working capital  increased by  $40,476 to  $820,042  at
            March  31,   1995,  from  $779,566  at  December  31,  1994,
            primarily from the increase in accounts receivables and from the sales of common stock. As of March 31, 1995 and 1994, there were no unused lines of credit available under bank credit agreements. The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally from profitable operations, accounts receivable based borrowing long-term debt or equity financing and the continued support and forbearance of its vendors and creditors.

                 The Company  had a cash balance of $17,049 at March 31,
            1995 compared to $2,579 at December 31, 1994. The improved cash position is due primarily the use of better cash management procedures and short term borrowings.

                 Inventories   increased   by   approximately   16%   to
            $1,212,153 from  $1,042,306 at  December 31, 1994, primarily due to inventory acquired in the Newdat acquistion.

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

            The Company sold its interest in Republic, AMI and Microlabs on June 30, 1994 for $1,758 which resulted in a gain on the sale of these entities of $1,376,959. On July 1, 1994, U.S. Technologies Inc. contributed the assets obtained from AMI for all of the stock in a newly formed coporation named Lockhart Technologies, Inc.

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

                 A future  source of  additional working  capital may be
            the 660,000 outstanding Redeemable Warrants issued in connection with the Company's initial public offering together with the 60,000 underwriter Warrants. The Warrants, which were to expire on December 31, 1992, which have been extended several times to September 30, 1995, are exercisable at $10.00 per Warrant. If exercised could generate, after offering expenses, approximately $6,393,000. Management will be evaluating alternative sources of capital as there is no assurance the Common Stock trading in the public market will ever trade at the required closing bid price for the specified amount of time to enable the exercise of the Redeemable Warrants.

                 The nature  and availability of future sources of long-
            term capital cannot presently be determined; however, these sources may include any of the aforementioned sources as well as new product sales.

                 The  Company   adapted  Financial  Accounting  Standard
            ("FASB") No. 109, "Accounting for Income Taxes" during the year ended December 31, 1993, which establishes generally accepted accounting principles for the financial accounting measurement and disclosure principles for income taxes. The change had no effect on any of the financial statements presented.

            Results of Operations - Quarter Ended March 31, 1995

                 During the three month period ended March 31, 1995, the
            Company had a net loss of $558,886 or $(0.04) per weighted-average share, on net sales of $400,661 as compared to a net loss of $274,740 or $(0.07) per weighted average share, on net sales of $884,462 for the comparable period in 1994. Net sales decreased approximately 54.7% the three month period ended March 31, 1995 over the comparable period in 1994 primarily due to the loss of production jobs from key customers and the Company's inability to purchase the necessary components to do turnkey jobs because of the lack of available credit lines with certain vendors.

                 Gross margins  for the  three month  period ended March
            31, 1995 was 7.8%. For the comparable period in 1994, gross margins for the three month period was 7.3%. The decrease in gross margin for the three months ended March 31, 1995 compared to the same period in 1994 was due primarily to the inclusion of $300,000 charged to current operations for purchased technologies which were still in the development stage in the NewDat acquisiton. Also, a contributing factor is additional amortization in the amount of $59,091 for other purchased technologies and goodwill being charged against operations during this period.

                 Selling  expenses  represented  approximately  7.9%  of
            sales during the three month period ended March 31, 1995, compared to 6.4% for the comparable period in 1994. The increase in sales expense for 1995 was primarily the result of sales personnel being on a fixed minimum compensation and the sales volume being much lower than in 1994.

                 Administrative expenses  for  the  three  month  period
            ended March 31, 1995, was 88.6% of sales as compared to 32.8% for the comparable period in 1994. The percentage increase is due primarily to the inclusion of $145,181 in the valuation difference of market price over the issue price of a non qualified stock options exercised being treated as compensation during the 1995 reporting period and the low lever of sales incurred during the period ended March 31, 1995.

                 No expenditures  were made  during the periods reported
            on for research and development in 1995 and 1994.

                 While the Company anticipates an increase in demand for
            its products and services, the capacity to meet these demands are limited by equipment, personnel and working capital.

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

                 On March  21, 1994,  The District  Court, 98th Judicial
            District, Travis County, Texas granted a judgment to Travis County, et al. in the amount of $78,732 plus interest in the amount of $13,397 and attorney's fees in the amount of $13,819 for delinquent personal property tax for the years of 1992 and 1993. The total Judgment has been accrued at December 31, 1993 and $57,940 and $48,008 was recorded in expense. The Company is not liabale for the judgment, but has reflected these amount in accured liabilities because the judgments remain unpaid and are a lien on certain equipment owned by LTI that was previously owned by AMI.

            There are several lawsuits outstanding against AMI and Republic at the time they were sold. Ami and Republic are separage corporations, incorporated under the laws of the State of Texas. Therefore, the Company believes it has no liability arising out of or in connection with any lawsuits against AMI or Republic.

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

            Item 2.   Changes in  the Rights  of the  Company's Security
            Holders

                 No changes  in the  rights of  the  Company's  Security
            holders occurred  during the period covered by this Form 10-
            Q.

            Item 4.  Submission of Matters to a Vote of Security Holders

                 No matters were submitted to a vote of Security holders
            during the period covered by this Form 10-Q.

            Item 5.   Other Information

                 None

            Item 6.  Exhibits and Reports on Form 8-K.

            No exhibits are filed with this report.

                 A Form  8-K was  filed on  January 23, 1995, announcing
            that U.S. Technologies (USXX) entered into an acquisition agreement with Tintagel Limited, a Company organized unter the laws the Turks and Caicos Islands, whereby USXX acquired all of the issued and outstanding shares of NewDat, Inc., in exchange for 7,053,728 shares of rule 144 common stock of USXX.

                 A Form  8-K was  filed on  January 28, 1995, announcing
            that Dr. Michael E. Stamm, a director, of U.S. Technologies Inc., resigned his position. The resignation was for personal reasons and was not the result of any disagreements with the Company relating to the Copmany's operations, policies or practices.

                                     Signatures

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          U.S. TECHNOLOGIES INC.



            DATE: May 19, 1995            BY:  s/Jack D. Bryant
                                          JACK D. BRYANT
                                          Director