Form 10-Q/A
period 1995-09-30
U S TECHNOLOGIES INC
filed 1996-11-13
CIK 810130

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

                      Yes [X]   No [  ]

  The number of shares outstanding of the Registrant's common stock, par value $0.02, at August 15, 1995, was 15,145,363
                                U.S. TECHNOLOGIES INC.

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

                                       PART I.




                           Item 1.   Financial Statements.

                               U.S. Technologies Inc.
                            CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                        June 30,   December 31,
                                                          1995         1994

          Current assets:
            Cash in bank                            $   69,154     $    2,579
            Accounts receivable - trade                350,428        117,900
            Accounts receivable - other                 34,007         72,927
            Inventories                              1,140,312      1,042,306
            Prepaid inventory                          196,793
            Prepaid expenses                            23,981         31,112
            Total current assets                     1,814,675      1,266,824


          Property and equipment - net                 303,260        426,238


          Other assets:
            Investment - NCL                           265,000        265,000
            Investment - Gem stones                    143,564        143,564
            Investment - new technologies            1,520,159
            Note receivable                            156,436
            Other assets                                11,734         18,714
            Total other assets                       2,096,893        427,278


            Total assets                            $4,214,828     $2,120,340


                            LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Notes payable - other                   $  656,131     $   50,000
            Accounts payable                           256,100        129,048
            Accrued expenses                           426,588        308,210
            Total current liabilities                1,338,819        487,258

          Long-term liabilities:
            Notes payable                              500,000       ________

          Commitments and contingencies: (Note 3)

          Stockholders' equity:
             Common stock - $.02 par value; 40,000,000 shares
               authorized; 15,145,363 and 6,969,635 shares
               issued and outstanding at June 30, 1995
              and December 31, 1994, respectively      302,907        139,393
            Additional paid-in capital               9,627,380      7,977,821
            Accumulated deficit                     (7,554,278)    (6,484,132)
            Total stockholders' equity               2,376,009      1,633,082

            Total liabilities and stockholders' equity$4,214,828   $2,120,340


                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                               Six Months Ended June 30
                                                      1995       1994

          Net Sales                                 $880,073$1,232,391
          Operating costs and expenses:
            Cost of sales                            826,244 1,374,645
            Research and development expense          71,731
            Selling expense                           74,956    93,012
            General and administrative expense     1,091,741   526,575
            Allowance for doubtful accounts            9,249
                                                  __________ _________

               Total operating costs and expense   2,073,921 1,994,232
                                                  __________ _________

           Income (loss) from operations          (1,193,848) (761,841)

          Other income (expense)
            Interest income                                8
            Other income                             156,436    23,045
            Interest expense                         (32,096)  (19,547)
            Gain on sale of subsidiaries                     1,376,959
            Other expense                               (646)    (2,692)

               Total other income (expense)          123,702 1,377,765

                    Net income (loss)           $ (1,070,146)$(615,924)

          Earnings (loss) per common share
            Net income (loss)                          $(0.08)   $(0.14)

          Cash dividends per common share               $0.00     $0.00

          Weighted-average common shares outstanding14,155,6064,522,935















                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                             Three Months Ended June 30
                                                       1995      1994

          Net Sales                                 $479,412  $347,929
          Operating costs and expenses:
            Cost of sales                            463,989   554,745
            Research and development expense          71,731
            Selling expense                           43,150    36,237
            General and administrative expense       352,336   306,588
            Allowance for doubtful accounts            9,249  ________

               Total operating costs and expense     940,455   897,570
                                                    ________  ________

           Income (loss) from operations            (461,043) (549,641)

          Other income (expense)
            Interest income
            Other income
            Gain on sale of subsidiaries                     1,376,959
            Interest expense                         (19,596)   (5,188)
            Other expense                            _______    (1,216)

               Total other income (expense)          (19,596) 1,370,555)

                    Net income (loss)             $ (480,639) $820,914

          Earnings (loss) per common share

            Net income (loss)                          $(0.03)    $0.18

          Cash dividends per common share               $0.00     $0.00

          Weighted-average common shares outstanding15,145,3634,610,747














                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                          U.S. Technologies Inc.
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                            $0.01 Par Value
                               Common StockAdditional
                             Number of   Par Paid-InAccumulated
                               Shares   ValueCapital  Deficit   Total

     Balance, December 31, 19922,921,029$58,421$4,323,430$(3,284,544)$1,097,307
     Stock options exercised  340,000   6,800 709,231          716,031
     Rule 144 stock issued    373,000   7,460 450,696          458,156
     Stock exchanged for services325,0006,500 584,125          590,625
     Stock issued - investment NCL118,0002,360248,390          250,750
     Net (loss)             _________ ________________ (2,352,572)(2,352,572)

     Balance, December 31, 19934,077,02981,5416,315,872(5,637,116)760,297

     Stock options exercised  171,606   3,432 125,718          129,150
     Rule 144 stock issued  1,470,000  29,400 556,850          586,250
     Stock exchanged for services951,00019,020685,381          704,401
     Stock issued - gems      300,000   6,000 294,000          300,000
     Net (loss)             _________ ________________   (847,016)  (847,016)


     Balance December 31, 19946,969,635139,3937,977,821(6,484,132)1,633,082

     Stock exchanged for services372,0007,440 198,091          205,531
     Stock issued for new product 750,00015,000181,793         196,793
     Stock issued for Newdat, Inc.
       acquisition          7,053,728 141,0741,269,675        1,410,749
     Net (loss)             __________________________  (1,070,146) (1,070,146)

     Balance, June 30, 199515,145,363$302,907$9,627,380$(7,554,278)$2,376,009





               The accompanying notes are an integral part
                of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                           Six Months Ended June 30,
                                                   1995       1994
          Cash flows from operating activities:
              Income (loss) from operations $(1,070,146)  $615,924
            Adjustments to reconcile net income to
             net cash provided by operating activities:
              Depreciation and amortization     602,020    160,537
              Excess of market over issue price
               of Rule 144 stock                145,181    241,103
              Record secured note received for previous
               writedown of gems               (156,436)
              Loss on foreclosure of assets under
              Gain on sale of subsidiaries              (1,376,959)
              Changes in certain assets and liabilities - net of effects of Newdat, Inc. acquisition:
                Accounts receivable            (182,365)    72,412
                Inventories                      67,975     30,040
                Prepaid expense                   7,131      7,085
                Accounts payable                106,617    (90,377)
                Accrued expenses                118,378    140,588
                                               ________   ________
                Net cash provided (used) by
                  operating activities         (361,645)  (199,647)

          Cash flows from investing activities:
           Equipment purchases                    (648)
            Increase in other assets              6,980   (299,975)
                Net cash used in investing activities    6,332 (299,975)

          Cash flows from financing activities:
           Proceeds from lines of credit        426,888
           Principal payments on notes payable  (50,000)
           Proceeds from issuance of common stock45,000    480,000
                                                _______    _______
                Net cash provided by financing activities  421,888      480,000

          Increase (decrease) in cash            66,575   (19,622)
          Cash, beginning of period               2,579     40,911
          Cash, end of period                   $69,154    $21,289



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

Item 2.   Management's  Discussion   and  Analysis  of  Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

     Working capital decreased by $303,710 to $475,856 at June 30, 1995, from $779,566 at December 31, 1994. As of June 30,
1995, the Company has no unused lines of credit available under bank credit agreements. The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its previous liquidity problems, principally from profitable operations, by increasing its level of sales, operating more efficiently and obtaining lines of credit, long-term debt or equity financing. To help the Company overcome its liquidity and operational problems, the Company has done the following:

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

Results of Operations - Quarter Ended June 30, 1995

     During the three month and six month periods ended June 30, 1995, the Company had a net loss from operations of $480,639 and $1,070,146 or $(0.03) and $(0.08) per weighted-average share, on net sales of $479,412 and $880,073 as compared to net income of $820,914 and a net loss of $615,924 or $0.18 and $(0.14) per weighted average share, on net sales of $347,929 and $1,232,391 for the comparable periods in 1994. Net sales increased approximately 37.8% for the three month period and decreased approximately 28.5% for the six month period ended June 30, 1995, over the comparable periods in 1994. For the six month period ended June 30, 1995, LTI accounted for approximately $687,000 or approximately 78% of the total sales. SensonCorp accounted for approximately $193,000 or 22% of the total sales for the same period.

     Gross margins for the three month and six month periods ended June 30, 1995, was (3.2)% and (6.1)%. For the comparable periods in 1994, gross margins for the three month period was (59.4)% and (11.5)%. The increase in gross margins for the three month and six month periods ended June 30, 1995, compared to the same periods in 1994 was due primarily to the sales of the SensonCorp products during 1995, which carry a higher profit margin, that were not part of the Company during 1994. The Company presently is attempting to increase its sales volume by adding additional sales personnel and contacting potential outside sales representatives along with seeking additional lines of work.

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

     Administrative expenses for the three month and six month periods ended June 30, 1995, was 73.5% and 124.1% of sales as compared to 88.1% and 42.7% for the comparable periods in 1994. The percentage increase for the six months ended June 30, 1995, is primarily due to the inclusion of $300,000 in administrative expense for purchased technologies, in the NewDat, Inc.
acquisition, for a tape storage device which is in the final development stage. Additionally, amortization of goodwill and purchased technologies of approximately $84,453 and $145,181 in compensation for the excess of market value over option grant prices for nonqualifying stock options exercised during the quarter ended March 31, 1995 was charged to administrative expense.

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