Form 10-Q/A
period 1995-09-30
U S TECHNOLOGIES INC
filed 1996-11-13
CIK 810130

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
















                                          3











                                       PART I.




                           Item 1.   Financial Statements.








































                                          4

                               U.S. Technologies Inc.
                            CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                     September 30, December 31,
                                                          1995         1994

          Current assets:
            Cash in bank                            $  106,375     $    2,579
            Accounts receivable - trade                624,492        117,900
            Accounts receivable - other                 40,834         72,927
            Inventories                              1,128,714      1,042,306
            Prepaid inventory                          196,793
            Prepaid expenses                            22,406         31,112
            Total current assets                     2,119,614      1,266,824


          Property and equipment - net                 263,536        426,238


          Other assets:
            Investment - NCL                           265,000        265,000
            Investment - Gem stones                    143,564        143,564
            Investment - new technologies            1,435,705
            Note receivable                            156,436
            Other assets                                 8,979         18,714
            Total other assets                       2,009,684        427,278


            Total assets                            $4,392,834     $2,120,340


                            LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Notes payable - other                   $  610,013     $   50,000
            Accounts payable                           209,110        129,048
            Accrued expenses                           456,470        308,210
            Total current liabilities                1,275,593        487,258

          Long-term liabilities:
            Notes payable                              500,000      _________

          Commitments and contingencies: (Note 3)


          Stockholders' equity:
             Common stock - $.02 par value; 40,000,000 shares
               authorized; 15,875,963 and 6,969,635 shares
               issued and outstanding at September 30, 1995
              and December 31, 1994, respectively      317,520        139,393
            Additional paid-in capital               9,887,493      7,977,821
            Accumulated deficit                     (7,587,772)    (6,484,132)
            Total stockholders' equity               2,617,241      1,633,082

            Total liabilities and stockholders' equity$4,392,834   $2,120,340

                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                        Nine Months Ended September 30,
                                                      1995       1994

          Net Sales                               $1,647,435$1,466,938
          Operating costs and expenses:
            Cost of sales                          1,268,412 1,819,066
            Research and development expense         135,279
            Selling expense                          137,906   116,883
            General and administrative expense     1,263,670   602,200
            Allowance for doubtful accounts            9,249
                                                  __________ _________

               Total operating costs and expense   2,814,516 2,538,149
                                                  __________ _________

           Income (loss) from operations          (1,167,081)(1,071,211)

          Other income (expense)
            Interest income
            Other income                             156,941    23,045
            Interest expense                         (80,709)  (19,552)
            Gain on sale of subsidiaries                     1,508,448
            Other expense                            (12,791)    (2,692)

               Total other income (expense)           63,441 1,509,249

                    Net income (loss)           $ (1,103,640) $438,038

          Earnings (loss) per common share
            Net income (loss)                          $(0.08)   $(0.08)

          Cash dividends per common share               $0.00     $0.00

          Weighted-average common shares outstanding14,701,5045,254,812















                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                       Three Months Ended September 30,
                                                       1995      1994

          Net Sales                                 $767,362  $234,547
          Operating costs and expenses:
            Cost of sales                            442,168   444,421
            Research and development expense          63,548
            Selling expense                           62,950    23,871
            General and administrative expense       171,929    75,625

               Total operating costs and expense     740,595   543,917
                                                    ________  ________

           Income (loss) from operations              26,767  (309,370)

          Other income (expense)
            Interest income
            Other income                                 497
            Interest expense                         (48,613)       (5)
            Other expense                            (12,145) ________

               Total other income (expense)          (60,261)        (5)

           Net income (loss)                        $(33,494)$(309,375)

          Earnings (loss) per common share

            Net income (loss)                          $(0.00)   $(0.06)

          Cash dividends per common share               $0.00     $0.00

          Weighted-average common shares outstanding15,357,7165,258,823














                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                     U.S. Technologies Inc.
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                     $0.02 Par Value
                        Common Stock Additional
                      Number of   Par  Paid-InAccumulated
                        Shares   Value Capital Deficit   Total

Balance, December 31, 19922,921,029$58,421$4,323,430$(3,284,544)$1,097,307

Stock options exercised 340,000  6,800 709,231          716,031
Rule 144 stock issued   373,000  7,460 450,696          458,156
Stock exchanged for services325,0006,500584,125         590,625
Stock issued - investment NCL118,0002,360248,390        250,750
Net (loss)            _________________________ (2,352,572)(2,352,572)

Balance, December 31, 19934,077,02981,5416,315,872(5,637,116)760,297

Stock options exercised 171,606  3,432 125,718          129,150
Rule 144 stock issued 1,470,000 29,400 556,850          586,250
Stock exchanged for services951,00019,020685,381        704,401
Stock issued - gems     300,000  6,000 294,000          300,000
Net (loss)            _________________________   (847,016)  (847,016)

Balance, December 31, 19946,969,635139,3937,977,821(6,484,132)1,633,082

Stock exchanged for services372,0007,440198,091         205,531
Stock issued for new product 750,00015,000181,793       196,793
Stock issued for Newdat, Inc.
  acquisition         7,053,728141,0741,269,675        1,410,749
Stock options exercised 730,600 14,613 260,113          274,726
Net (loss)            __________________________   (1,103,640) (1,103,640)

Balance, September 30, 199515,875,963$317,520$9,887,493$(7,587,772)   $2,617,241






          The accompanying notes are an integral part of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                     Nine Months Ended September 30,
                                                   1995       1994
          Cash flows from operating activities:
              Income (loss) from operations $(1,103,640)  $615,924
            Adjustments to reconcile net income to
             net cash provided by operating activities:
              Depreciation and amortization     731,931    160,537
              Excess of market over issue price
               of Rule 144 stock                145,181    241,103
              Record secured note received for previous
               writedown of gems               (156,436)
              Loss on foreclosure of assets under
              Gain on sale of subsidiaries              (1,376,959)
              Changes in certain assets and liabilities - net of effects of Newdat, Inc. acquisition:
                Accounts receivable            (447,818)    72,412
                Inventories                      79,573     30,040
                Prepaid expense                   8,706      7,085
                Accounts payable                 46,342    (90,377)
                Accrued expenses                148,260    140,588
                                               ________   ________
                Net cash provided (used) by
                  operating activities         (547,901)  (199,647)

          Cash flows from investing activities:
           Equipment purchases                  (6,658)
            Decrease in other assets              9,735   (299,975)
                Net cash used in investing activities     3,077 (299,975)

          Cash flows from financing activities:
           Proceeds from lines of credit        653,620
           Principal payments on notes payable  (50,000)
           Proceeds from issuance of common stock45,000    480,000
                                                _______    _______
                Net cash provided by financing activities  648,620      480,000

          Increase (decrease) in cash           103,796   (19,622)
          Cash, beginning of period               2,579     40,911
          Cash, end of period                  $106,375    $21,289



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

          7.   SUBSEQUENT EVENT

               On October 30, 1995, the board of directors of the Company voted to increase the number of board members to five members.
          At that time Mr. William E. Meehan, President of the Company, and Mr. Norman Frank were appointed to replace Mr. Ryan Corley and Mr. Jack D. Bryant who resigned as board members on that date.

Item 2.   Management's  Discussion   and  Analysis  of  Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

     Working capital increased by $64,455 to $844,021 at September 30, 1995, from $779,566 at December 31, 1994. As of September 30, 1995, the Company has no unused lines of credit available under bank credit agreements. The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its previous liquidity problems, principally from profitable operations, by increasing its level of sales, operating more efficiently and obtaining lines of credit, long-term debt or equity financing. To help the Company overcome its liquidity and operational problems, the Company has done the following:

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

Results of Operations - Quarter Ended September 30, 1995

     During the three month and nine month periods ended September 30, 1995, the Company had a net loss of $33,494 and a net loss of $1,103,640 or $0.00 and $(0.08) per weighted-average share, on net sales of $767,362 and $1,647,435 as compared to a net loss of $309,375 and a net income of $438,038 or $(0.06) and $(0.08) per weighted average share, on net sales of $234,547 and $1,466,938 for the comparable periods in 1994. Net sales increased approximately 327% for the three month period and increased approximately 12.3% for the nine month period ended September 30, 1995, over the comparable periods in 1994. For the nine month period ended September 30, 1995, LTI accounted for approximately $1,314,000 or approximately 80% of the total sales. SensonCorp accounted for approximately $333,000 or 20% of the total sales for the same period.

     Gross margins for the three month and nine month periods ended September 30, 1995, was 42.4% and 23.0%. For the comparable periods in 1994, gross margins for the three month period was (89.5)% and (24.0)%. The increase in gross margins for the three month and nine month periods ended September 30, 1995, compared to the same periods in 1994 was due primarily to realizing increased margins by LTI and the sales of the SensonCorp products during 1995, which carry a higher profit margin, that were not part of the Company during 1994. The Company presently is attempting to increase its sales volume by adding additional sales personnel and has engaged outside marketing representatives along with seeking additional lines of work.

     Selling expenses represented approximately 8.2% and 8.4% of sales during the three month and nine month periods ended September 30, 1995, compared to 10.2% and 8.0% for the comparable periods in 1994. The decrease in sales expense for 1995 was primarily the result of the increased sales over which to allocate base salary commitment to salespersons marketing the Company's products.

     Administrative expenses for the three month and nine month periods ended September 30, 1995, was 22.4% and 76.7% of sales as compared to 32.2% and 41.1% for the comparable periods in 1994. The percentage increase for the nine months ended June 30, 1995, is primarily due to the inclusion of $300,000 in administrative expense for purchased technologies, in the NewDat, Inc.
acquisition, for a tape storage device which is in the final development stage. Additionally, amortization of goodwill and purchased technologies of approximately $253,360 and $145,181 in compensation for the excess of market value over option grant prices for nonqualifying stock options exercised during the quarter ended March 31, 1995 was charged to administrative expense.

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

                              U.S. TECHNOLOGIES INC.



DATE: November 14, 1995            BY:s/William Meehan_____
                                 WILLIAM MEEHAN,
                                 President










































                              21