Form 10-Q
period 1996-09-30
U S TECHNOLOGIES INC
filed 1996-11-20
CIK 810130

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.   20549
                        ______________


     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30,
               1996


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

                      Yes [X]   No [  ]

              The number of shares outstanding of the Registrant's common stock, par value $0.02, at November 14, 1996, was 21,257,263





















































                                          2

                                U.S. TECHNOLOGIES INC.

                  Form 10-Q-For the Quarter Ended September 30, 1996


                                        INDEX
                                                                    Page No.
            PART I.   FINANCIAL INFORMATION.

            Item 1.   Financial Statements.

                      Consolidated Balance Sheets                      4
                      Nine Months Ended September 30, 1996 (unaudited) and December 31, 1995 (audited)

                      Consolidated Statements of Operations
                      Nine Months Ended September 30, 1996 and 1995    5

                      Consolidated Statements of Operations
                      Three Months Ended September 30, 1996 and 1995   6

                      Consolidated Statements of Changes in Stockholders'
                      Equity                                           7

                      Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 1996 and 1995    8

                      Notes to Financial Statements                    9

            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and results of Operations.            13

            PART II.  OTHER INFORMATION.

            Item 1.   Legal Proceedings                               16

            Item 2.   Changes in the Rights of the Company's Security
            Holders   18

            Item 6.   Exhibits and Reports on Form 8-K                18
















                                          3











                                       PART I.




                           Item 1.   Financial Statements.








































                                          4

                               U.S. Technologies Inc.
                            CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                     September 30, December 31,
                                                          1996         1995

          Current assets:
            Cash in bank                             $  15,405     $   25,860
            Accounts receivable - trade                207,183        168,717
            Accounts receivable - other                 90,275         79,894
            Inventories                                998,902        919,970
            Prepaid expenses                            15,824          6,022
            Total current assets                     1,327,589      1,200,463


          Property and equipment - net                 164,966        236,190


          Other assets:
            Investment - NCL                           265,000        265,000
            Investment - Gem stones                    270,000        270,000
            Investment - new technologies            1,651,718      1,351,272
            Other assets                                 4,352          3,612
            Total other assets                       2,191,070      1,889,884


            Total assets                            $3,683,625     $3,326,537


                            LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Accounts payable                        $  711,741     $  254,658
            Accrued expenses                           727,148        371,659
            Total current liabilities                1,438,889        626,317

          Long-term liabilities:
            Notes payable                              595,119        840,435

          Commitments and contingencies: (Note 3)


          Stockholders' equity:
             Common stock - $.02 par value; 40,000,000 shares
               authorized; 21,257,263 and 15,875,963 shares
               issued and outstanding at September 30, 1996
              and December 31, 1995, respectively      425,146        317,520
            Additional paid-in capital              10,903,596      9,887,485
            Accumulated deficit                     (9,679,125)    (8,345,220)
            Total stockholders' equity               1,649,617      1,859,785

            Total liabilities and stockholders' equity$3,683,625   $3,326,537

                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                        Nine Months Ended September 30,
                                                      1996       1995

          Net Sales                                 $707,713$1,647,435
          Operating costs and expenses:
            Cost of sales                          1,345,878 1,268,412
            Research and development expense                   135,279
            Selling expense                          128,614   137,906
            General and administrative expense       501,988 1,263,670
            Allowance for doubtful accounts           15,932     9,249
                                                  __________ _________

               Total operating costs and expense   1,992,412 2,814,516
                                                  __________ _________

           Income (loss) from operations          (1,284,699)(1,167,081)

          Other income (expense)
            Other income                               6,965   156,941
            Interest expense                         (52,639)  (80,709)
            Other expense                             (3,532)     (12,791)

               Total other income (expense)          (49,206)   63,441

                    Net income (loss)           $ (1,333,905)$(1,103,640)

          Earnings (loss) per common share
            Net income (loss)                          $(0.08)   $(0.08)

          Cash dividends per common share               $0.00     $0.00

          Weighted-average common shares outstanding17,118,50814,701,504















                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                       Three Months Ended September 30,
                                                      1996       1995

          Net Sales                                 $296,004  $767,362
          Operating costs and expenses:
            Cost of sales                            497,576   442,168
            Research and development expense                    63,548
            Selling expense                           18,863    62,950
            General and administrative expense       195,078   171,929
            Allowance for doubtful accounts           15,932
                                                  __________ _________

               Total operating costs and expense     727,449   740,595
                                                  __________ _________

           Income (loss) from operations            (431,445)   26,767

          Other income (expense)
            Other income                               1,840       497
            Interest expense                          (5,595)  (48,613)
            Other expense                             (1,478)  (12,145)

               Total other income (expense)           (5,233)  (60,261)

                    Net income (loss)             $ (436,678) $(33,494)

          Earnings (loss) per common share
            Net income (loss)                          $(0.02)   $(0.00)

          Cash dividends per common share               $0.00     $0.00

          Weighted-average common shares outstanding17,647,18115,357,716















                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                     U.S. Technologies Inc.
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                       $0.01 Par Value
                          Common StockAdditional
                        Number of   Par Paid-InAccumulated
                          Shares   ValueCapital  Deficit   Total

Balance, December 31, 19934,077,029$81,541$6,315,872$(5,637,116)$760,297

Stock options exercised  171,606   3,432 125,718           129,150
Rule 144 stock issued  1,470,000  29,400 556,850           586,250
Stock exchanged for services951,00019,020685,381           704,401
Stock issued - gems      300,000   6,000 294,000           300,000
Net (loss)             _________ ________________   (847,016)  (847,016)

Balance December 31, 19946,969,635139,3937,977,821(6,484,132)1,633,082

Stock exchanged for services372,0007,440 198,083           205,523
Stock issued for new product 750,00015,000181,793          196,793
Stock issued for Newdat, Inc.
  acquisition          7,053,728 141,0741,269,675        1,410,749
Stock options exercised  730,600  14,612 260,113           274,725
Net (loss)             __________________________   (1,816,088) (1,816,088)
Balance, December 31, 199515,875,963317,5209,887,485(8,345,220)1,859,785

Stock issued for notes payable1,845,30036,906534,331       571,237
Stock issued for technology
  acquisition          3,536,000  70,720 481,780           552,500
Net (loss)             _________________ __________   (1,333,905)  (1,333,905)

Balance, September 30, 199621,257,263$425,146$10,903,596$(9,679,125)  $1,649,617


          The accompanying notes are an integral part of the consolidated financial statements.

                               U.S. Technologies Inc.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                     Nine Months Ended September 30,
                                                   1996       1995
          Cash flows from operating activities:
              Income (loss) from operations $(1,333,905)$(1,070,146)
            Adjustments to reconcile net income to
             net cash provided by operating activities:
              Depreciation and amortization     322,999    602,020
              Excess of market over issue price
               of Rule 144 stock                           145,181
              Record secured note received for previous
               writedown of gems                          (156,436)
              Changes in certain assets and liabilities - net of effects of Newdat, Inc. acquisition:
                Accounts receivable             (48,847)  (182,172)
                Inventories                     (78,932)    67,975
                Prepaid expense                  (9,802)     7,131
                Accounts payable                457,083    106,617
                Accrued expenses                355,489    118,378
                                               ________   ________
                Net cash provided (used) by
                  operating activities         (335,915)  (361,645)

          Cash flows from investing activities:
           Equipment purchases                                (648)
            Decrease in other assets               (740)     6,980
                Net cash used in investing activities     (740)    6,332

          Cash flows from financing activities:
           Increase in notes payable            326,200    426,888
           Proceeds from issuance of common stock           45,000
           Principal payments on notes payable  _______    (50,000)

                Net cash provided by financing activities  326,200      421,888

          Increase (decrease) in cash          (10,455)     66,575
          Cash, beginning of period              25,860      2,579
          Cash, end of period                   $15,405    $69,154



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

               Presentation Basis
               The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses during each of the four years including the period ended December 31, 1995 and for the nine months ended September 30, 1996.

               The Company's continued existence is dependent upon its ability to resolve its liquidity problems. While there is no assurance that such problems can be resolved, the Company believes there is a reasonable expectation of achieving that goal through the cash generated from future operations, the introduction of new products into the market and the sale of additional common stock through private placement.

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

          2.   ACCOUNTS RECEIVABLE

               The Company has the policy of offering customers a 2% discount for payment of invoiced amounts within 10 days of the invoice date. Accounts receivable - trade at September 30, 1996 and December 31, 1995, is net of an allowance for doubtful accounts in the amount of $29,485, and $59,059, respectively.

          3.   COMMITMENTS AND CONTINGENCIES

               LTI's operations are located in a minimum security prison facility under a lease agreement with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons and Paroles and the City of Lockhart, Texas, to lease approximately 27,800 square feet of manufacturing and office space under an operating lease through January 31, 1997 and provides for automatic three year extensions unless notification is given by either party at least six months prior to the expiration of each term. LTI has been notified by Wackenhut that it wishes to renegotiate its lease arrangement prior to January 31, 1997, because LTI has not been able to meets its employment requirements pertaining to the number of residents employed. This could mean that LTI would be forced to give of some of the floor space with it presently has, or that LTI will be limited to the number of residents available for future employment, or possibly be asked to withdraw from the facility and program. The Company presently believes that the net result of the negotiations will be that LTI may be forced to give up some of its current space. Wackenhut Corrections Corporation is not an affiliated party.

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

          4.   SHAREHOLDERS EQUITY

               On August 7, 1996, the Company acquired an 85% ownership interest in the QuakeAlarm technology from Komen Holdings Pty. Ltd., a New South Wales Holding Company. This technology, which has been developed and prototyped, is a fully integrated early warning earthquake alarm that can detect first signs of an imminent earthquake. The QuakeAlarm can alert the user before humans begin to feel the earthquake by sensing the quake's "P" (primary) wave, which precedes the "S" (shock) waves which cause the damage. The purchase of the majority ownership gives the Company the exclusive manufacturing and marketing rights to the product worldwide. The consideration in the amount of $552,500 given by the Company for this product was paid by the issuance of 3,536,000 shares of the Company's common stock. The Company plans to commence production of the QuakeAlarm immediately and market this product through several marketing representatives worldwide.

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
                                          $6,535,470

          6.   NASDAQ MARKET LISTING

               On September 6, 1996, the Common Stock was deleted from the Nasdaq SmallCap Stock Market. The Company's Common Stock was deleted because the Common Stock was trading at $.125 per share, which was below the required minimum bid price of $1.00 per share. Although, the Company did meet the alternative minimum bid price test requirement of $2,000,000 in capital and surplus and $1,000,000 in market value of public float the Nasdaq Listing Qualifications Panel was of the opinion that the Company's plan to ensure long term compliance did not convince them that the Company would be able to continue meeting the minimum requirements. The Common Stock is presently trading on the OTC Bulletin Board.

Item 2.   Management's  Discussion   and  Analysis  of  Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

     Working capital decreased by $404,373 to $(169,773) at June 30, 1996, from $574,146 at December 31, 1995. As of September 30, 1996, the Company has no unused lines of credit available under bank credit agreements. The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to resolve its previous liquidity problems, principally from profitable operations, by increasing its level of sales, operating more efficiently and obtaining lines of credit, long-term debt or equity financing. To help the Company overcome its liquidity and operational problems, the Company has done the following:

     A. On January 23, 1995, the Company acquired Newdat, Inc. of Arizona, including an 80% ownership in
          SensonCorp Ltd. (a manufacturer and distributor of environmentally friendly corrosion inhibition products), With this acquisition, the Company believed that it has acquired a greater range of talent for both its traditional electronics business and its newly acquired activities. The Company previously predicted to break even in the quarter ending September 30, 1995, and to show a profit in the fourth quarter of 1995. however, a general decline in the electronic contract manufacturing directly affected first quarter sales and denied the Company profitable results for the third and fourth quarters of 1995 and first quarter 1996. The first and second quarters of 1996, while quite the Company booked as many new orders during august for production for the remainder of 1996.

     B.        The   Company   recruited   new   management   and
          operations staff in the second half of 1995.

     C. The Company is implementing a plan expected to increase the traditional business at the Lockhart facility from less than $100,000 a month to approximately $700,000 per month over the period through December 1997. To enable the Company to achieve this goal, the permanent sales force is to be expanded from 2 to 4 persons in order to adequately cover the Texas and surrounding markets. Further sales force expansion will take place if sales objectives so demand.

     D. The 80% equity ownership in SensonCorp Inc. is expected to contribute to the profitability of the

          Company by mid 1997. The Company has designed a range of retail products to complement its industrial range, and will launch thses coinciding with receipt of projected funds forecast in early 1997.

     E. The Company participated in the development and prototyping of an earthquake warning device over the past twelve months and has now commenced production of the devices. The product is priced to sell into the consumer market and the Company expects to receive revenues from its participation both from North America and from export markets.

     The Company has undertaken more turnkey business i.e. contracts for the supply of finished products where it purchases electronic components, builds the products, and supplies the OEM with a completed product. This has meant greater purchase requirements of inventory, however, the inventory is purchased specifically for designated jobs and held for only a short period. Turnkey opportunities are far greater than labor-only work, and LTI has acquired a wider range of customers.

     LTI announced on November 8, 1996, that it had signed a 3 year contract with an Austin based company for the assembly, testing and distribution of an Apple clone PC. The contract is expected to absorb about 20% of LTI's capacity in 1997 and 30% in 1998 according to the OEM's sales projections.

     The Company and its subsidiaries have a number of vendor accounts payable on which the aging is over sixty days since date of invoice. The Company is attempting to work out extended payment plans with many of its vendors to meet its obligations. Should these attempts be unsuccessful, some of the vendors may seek other methods of collection on amounts due them such as employing collection agencies or litigation to collect amounts due them. Any of these actions could have a significant impact on its current cash flow or operations.

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

Results of Operations - Quarter Ended June 30, 1996

     During the three month and nine month periods ended September 30, 1996, the Company had a net loss from operations of $436,676 and $1,333,905 or $(0.02) and $(0.08) per weighted-
average share, on net sales of $296,004 and $707,713 as compared to net losses of $33,494 and $1,103,640 or $(0.00) and $(0.08)
per weighted average share, on net sales of $767,362 and $1,647,435 for the comparable periods in 1995. Net sales decreased approximately 61.4% for the three month period and decreased approximately 57.0% for the nine month period ended September 30, 1996, over the comparable periods in 1995. For the three month and nine month period ended September 30, 1996, LTI accounted for approximately 99% of the total sales.

     Gross margins for the three month and nine month periods ended September 30, 1996, was (168.1)% and (190.2)%. For the comparable periods in 1995, gross margins for the three month period was (57.61)% and (77.0)%. The decrease in gross margins for the three month and nine month periods ended September 30, 1996, compared to the same periods in 1995 was due primarily the decrease in LTI's sales to a level which would cover would not cover all of the fixed overhead. The Company presently is attempting to increase its sales volume by adding additional sales personnel and contacting potential outside sales representatives along with seeking additional lines of work which has resulted in generating approximately $1,150,000 in bookings of work to be shipped prior to March 31, 1997

     Selling expenses represented approximately 6.4% and 18.2% of sales during the three month and nine month periods ended September 30, 1996, compared to 8.2% and 8.4% for the comparable periods in 1995. The increase in sales expense for 1996 was primarily the result of the decreased volume of sales for the three months and nine months ended September 30, 1996 over which to allocate base salary commitment to salespersons marketing the Company's products. Additionally, during the first four months of 1996 salaries were paid for three sales personnel attempting to develop sales of the Senson products which were not employed during the comparable periods in 1995.

     Administrative expenses for the three month and nine month periods ended September 30, 1996, was 65.9% and 70.9% of sales as compared to 22.4% and 76.7% for the comparable periods in 1995. The percentage decrease for the nine months ended September 30, 1995.

     For the  nine   month period  ended September  30 1995,  the
Company expended approximately $135,279 for research and development of unannounced products being developed by NewDat, Inc. No expenditures were incurred for research and development during the nine month period ended September 30, 1996.

     Although the Company anticipates that there will be an increases in demand for its products and services, its capacity to meet these demands are presently limited by the availability of funds to do further turn key work and the lack of established credit lines with suppliers of components. The Company is presently seeking additional working capital and working to establish new and additional credit lines with suppliers. It has been fairly successful during the third quarter 1996 expanding its credit lines.

     The Company does not anticipate that inflationary trends will have a material impact on its results of operations because of the short-term nature of its contracts.

                             Part II

Item 1.  Legal Proceedings.

     LTI's operations are located in a minimum security prison facility under a lease agreement with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons and Paroles and the City of Lockhart, Texas, to lease approximately 27,800 square feet of manufacturing and office space under an operating lease through January 31, 1997 and provides for automatic three year extensions unless notification is given by either party at least six months prior to the expiration of each term. LTI has been notified by Wackenhut that it wishes to renegotiate its lease arrangement prior to January 31, 1997, because LTI has not been able to meets its employment requirements pertaining to the number of residents employed. This could mean that Lti would be forced to give up some of the floor space with it presently has, or that LTI will be limited to the number of residents available for future employment, or possibly be asked to withdraw from the facility and program. The Company presently believes that the net result of the negotiations will be that LTI may be forced to give up some of its current space. Wackenhut Corrections Corporation is not an affiliated party.

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

     The Company and its subsidiaries have a number of vendor accounts payable on which the aging is over sixty days since date of invoice. The Company is attempting to work out extended payment plans with many of its vendors to meet its obligations. Should these attempts be unsuccessful, some of the vendors may seek other methods of collection on amounts due them such as employing collection agencies or litigation to collect amounts due them. Any of these actions could have a significant impact on its current cash flow or operations.

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

     No maters were submitted to shareholders to vote on during this quarter.

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

                              U.S. TECHNOLOGIES INC.



DATE: November 19, 1996            BY:  s/William Meehan_____
                              WILLIAM MEEHAN,
                              President

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              U.S. TECHNOLOGIES INC.



DATE: November 19, 1996            BY:
______________________
                              WILLIAM MEEHAN,
                              President








































                              21