Form 10-K/A
period 1995-12-31
U S TECHNOLOGIES INC
filed 1996-11-21
CIK 810130

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

     A future source of additional working capital may be the 660,000 outstanding Redeemable Warrants issued in connection with the Company's initial public offering and 60,000 redeemable warrants issued on April 14, 1987, The Warrants are executable at $10.00 per Warrant and could generate, after offering expenses, approximately $6,393,000. The warrants were to expire April 14, 1992, however, the Board of Directors of the Company have extended the expiration date several times to July 31, 1996. Management will be evaluating alternative sources of capital as there is no assurance the Common Stock trading in the public market will ever trade at the required closing bid price for the specified amount of time to enable the exercise of the Redeemable Warrants. It appears unlikely that the warrants will be exercised unless the Company should reduce the exercise price of the warrants, an action which may not be practical.

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

Results of Operations

     During the Year ended December 31, 1995 the Company had a net loss of $(1,951,487) or $(0.12) per weighted-average share, on consolidated net sales of $1,951,487 as compared to a net loss of $(847,046) or, $(0.16) per weighted-average share, on consolidated net sales of $1,668,865 in 1994. In 1993, the Company had a net loss of $(2,352,572) or $(0.62) per weighted-average share, on consolidated net sales of $6,655,573. The increase in sales for 1995 is mainly due to sales of the company's new products obtained through the purchase of Newdat. The decrease in sales during 1994 was due primarily to the loss of a number of customer orders after AMI moved into the prison facility. Many of these orders were lost due to poor quality of work being produced by the residents. After the quality was brought under control the Company was in such poor financial position that it was having severe difficulties in meeting its payroll obligations and vendor commitments. The Company was on a COD basis for virtually all purchases and did not reduce its existing staffing levels quickly enough the help curtail the problem.

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
Net loss                ________ ________________(1,861,088)(1,861,088)
Balance, December 31, 199515,875,963$317,520$9,887,485$(8,345,220)$1,859,785






















                     The accompanying notes are an integral part
                      of the consolidated financial statements.
                                         23

                                   U.S. Technologies Inc.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                               1995       1994      1993
       Cash flows from operating activities:
           Net loss                       $(1,861,088)$(847,016)$(2,352,572)
           Adjustments to reconcile net loss to
             net cash provided by operating activities:
           Depreciation and amortization      852,297  297,698    371,392
           Allowance for writedown of gem stones(126,436)156,436
           Excess of market over issue price
             non qualified stock options and
             Rule 144 stock                   147,181  869,452    688,546
           Gain on sale of subsidiaries              (1,376,959)
           Changes in current assets and liabilities:
           Accounts receivable                (28,470)(785,655)       169
           Inventory                          288,317  (80,341)    75,412
           Notes receivable                             48,805        378
           Prepaid expense                     25,090   (8,713)   (50,242)
           Accounts payable                    91,890  858,745    440,800
           Accrued expenses                    63,441  406,753    241,582
                                             ________ ________   ________

           Net cash used in operating activities(547,778)(460,795)(584,535)
                                             ________ ________   ________
       Cash flows from investing activities:
           Proceeds from sale of subsidiaries              1,758
           Proceeds from release of
             deposit on capital leases                             46,184

           Equipment purchases                 (3,294) (37,607)  (197,989)
           Decrease (increase) in other assets (1,482)      25        601
           Investment in NCL                  ________________    (14,250)

           Net cash used in investing activities  (4,776) (35,824) (165,454)

       Cash flows from financing activities:
           Proceeds from issuance of common stock45,000458,287 1,076,266 Principal payments for obligation under capital leases
             and notes payable                (50,000)           (120,214)
           Increase in notes payable          580,835
           Proceeds payments - overdrafts                        (165,152)
                                              _______  _______    _______

           Net cash provided by financing activities575,835 458,287 790,900

       Increase (decrease) in cash             23,281  (38,332)    40,911
       Cash, beginning of period                2,579   40,911         -0-
       Cash, end of period                    $25,860  $ 2,579    $40,911


                 Supplemental disclosure of cash flow information:

            Cash paid  for interest  during the  years ended  December  31,
            1995,  1994   and  1993   was  $12,411,   $20,016  and  $62,093
            respectively.

                 Supplemental schedule of noncash investing and
                     The accompanying notes are an integral part
                      of the consolidated financial statements.
                                         24

                  financing activities:

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

     Both plans provide that all options must be granted at not less than the market price at the time of the grant. The term of the options will be selected by the Board of Directors, but in no event will such term exceed ten years from the date of the granting of the option. All options are nontransferable, except upon death, and, during the lifetime of the optionee, are executable only by the optionee.

     The following table contains information on stock options:
                                      Average Option
                             Shares  Price per Share
          Granted:
               1989         182,600          $2.00
               1990         358,560          $2.50
               1991         110,100          $5.10
               1992         230,720          $4.41
               1993         220,000          $1.64
               1994         224,700          $0.60
               1995           3,000          $0.63
          Exercised:
               1989           3,800          $1.90
               1990              40          $2.20
               1991         118,980          $3.20
               1992         162,520          $3.28
               1993         153,000          $1.99
               1994         171,600          $0.75
               1995           3,000          $0.63
          Forfeited/cancelled:
               1989         122,460          $4.20
               1990         176,880          $3.60
               1991         139,540          $3.10
               1992         133,760          $4.97
               1993          91,000          $3.16
               1994          87,920          $3.03
               1995          45,000          $6.68
          Outstanding at year end:
               1988         238,760          $4.95
               1989         295,820          $3.30
               1990         477,460          $2.90
               1991         329,040          $3.60
               1992         341,820          $3.79

               1993         281,500          $2.86
               1994         182,580          $3.41
               1995         137,580          $2.34
          Executable at year end:
               1989         155,800          $4.85
               1990         109,080          $3.60
               1991         131,707          $3.10
               1992         166,320          $3.84
               1993         124,700          $1.98
               1994         110,655          $3.80
               1995         137,580          $2.34

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

          Executable at year end:
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

John V. Allen - Chairman of the Board of Directors.

     John Allen became a member and Chairman of the Board of Directors on January 23, 1995, when U.S. Technologies Inc. acquired Newdat, Inc. Mr. Allen has been Chairman of the Board of Newdat, Inc. since its inception in 1994. Mr. Allen was a founder and Chairman of the Board of Pan Pacific Gold Corporation since July 1994, a Canadian resources company with activities in British Columbia, Vietnam and China conducting mining operations primarily for gold. Mr. Allen is the founder of and Chairman of the Board of Laura Technologies Inc., an Arizona technology corporation devoting its efforts to research and development of principally electronic products. During the period of 1984 through 1989 Mr. Allen served as the founder and Chairman of Superburn Systems Ltd., a Canadian public company involved in environmental and waste management with offices in Canada, United States, United Kingdom, Germany and other European countries.
Mr. Allen is a member of the Board of Directors of Laura Investments Ltd., a wholly owned multinational investment holding company with a diverse range of high technology businesses.

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

     The Plans also provide that no option shall be executable more than three months after termination of an optionee's employment with the Company unless such termination of employment occurs by reason of death or permanent and total disability. In the event of the death or disability of a recipient of options while an employee of the Company, the options which were otherwise executable by the optionee or his legal representative or beneficiary of his estate at any time prior to the expiration of one year from the date of his death or disability. In no event, however, shall an option be executable after 10 years from the date it was granted.

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

                         Number of                     Percentage
Name and Address              Shares of Common Stock
of Beneficial
of Beneficial Owner           Beneficially Owned [1]
Ownership

John V. Allen [1]
 Suite 203
 2750 Gulfshore Blvd.
 North Naples, FL 33940

William Meehan [1]
 7806 Newhall Lane
 Austin, Texas 78746

Peter Simmons [1]
 13117 20th Avenue
 Surrey, British Columbia
 Canada V4A 1Z1

Norman Frank [1]              10,000                        .06%
 717 Curtis Road
 Greensburg, PA 15601

All Officers and Directors
as a Group (4 individuals)              10,000
      .06%


Tintagel, Ltd. [2]                 6,319,226                39.80
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