Form 10-K
period 1996-12-31
U S TECHNOLOGIES INC
filed 1997-04-14
CIK 810130

Form 10-K
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

                     _______________________


     [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

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

                    YES   [X]       NO   [  ]

The aggregate market value of voting stock held by non-affiliates of the Registrant at April 10, 1997 was approximately $4,567,775.

The number  of shares  outstanding  of  the  Registrant's  Common
Stock, par value $0.02 per share, at April 10, 1997 was 27,857,263 shares.


                     TABLE OF CONTENTS


PART I
Item 1.   Business                                     3
Item 2.   Properties                                   7
Item 3.   Legal Proceedings                            8
Item 4.   Submission of Matters to a Vote of Security
Holders   9

PART II
Item 5    Market for Registrant's Common Equity and related
          Stockholders matters                        10
Item 6.   Selected Financial Data                     11
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations        12
Item 8.   Financial Statements and Supplementary Data 18
Item 9.   Changes in and Disagreements on Accounting and
            Financial Disclosure                      34

PART III.
Item 10.  Directors and Executive Officers of the
Registrant                                            35
Item 11.  Executive Compensation                      37

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                            39

Item 13.  Certain Relationships and Related Transactions
39

PART IV.
Item 14.  Exhibits, Financial Statement Schedules and
reports on Form 8-K                                   39
           Schedules and Reports on Form 10-K:

              Schedule II Valuation and Qualifying Accounts
41

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

     In 1987 the Company changed business direction from the medical industry to electronics. On September 1, 1988, the Company moved its corporate headquarters from Kansas City, Missouri to Austin, Texas. The Company's decision to move its headquarters to Austin, Texas, was made in order to more effectively monitor the day-to-day activities of its Subsidiaries. The management of the Company felt that maintaining offices in Kansas City, Missouri, when its operating Subsidiaries were in Austin, Texas, was an unnecessary expense for the Company.

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

     Prior to June, 1994, the Company owned three (3) additional subsidiaries which had been in operation for several years: American Microelectronics Inc. ("AMI"), Republic Technology Corporation ("Republic"), and U.S. MicroLabs Inc. ("MicroLabs"). AMI was in the electronics contract manufacturing business. Republic was in the business of designing and marketing personal computers. MicroLabs had been inactive for several years, but had at one time been in the business of developing and marketing software. AMI was the largest secured creditor of Republic. The Company was the largest secured creditor of AMI. In
June, 1994, AMI foreclosed on its security interest in Republic and accepted an assignment of all of Republic's assets (all of which were covered by AMI's security agreement) in satisfaction of Republic's debts to AMI. Subsequent thereto the Company foreclosed on its security interest in AMI and accepted an assignment of AMI's assets (that were covered by the Company's security agreement) in satisfaction of AMI's debts to the company. The Company made a capital contribution of the foreclosed assets to the newly formed company, Lockhart Technologies, Inc., ("LTI") in exchange for all of the capital stock of that company. After the foreclosures, the Company sold all of its interest in AMI, Republic, and MicroLabs for a total consideration of $1,758.

     The Company presently has two wholly owned subsidiaries: Lockhart Technologies, Inc., a Texas corporation ("LTI") and Newdat, Inc., an Arizona corporation ("Newdat"). Newdat owns an eighty percent (80%) interest in SensonCorp Limited, an Arizona corporation ("Senson"). The Company acquired Newdat on January 23, 1995, in exchange for 7,053,728 shares of the Company's common stock.

     LTI was incorporated on June 29, 1994. LTI was capitalized by the Company by the contribution of certain assets, tangible and intangible, which the Company received through its foreclosure of AMI. The assets were valued at $1,764,580. LTI operated as a contract manufacturing facility inside a minimum security prison facility located in Lockhart, Texas, but subsequent to January 1, 1997, has changed its focus to an outsourcing company that can instantaneously supply massive quantities of dependable and inexpensive labor to industry. LTI has an Industry Work Program Agreement (the "IWPA"), which includes a lease agreement, with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons, and Paroles and the City of Lockhart, Texas. The IWPA and Lease were assigned to LTI by American Microelectronics Inc., a corporation formerly owned by the Company. The Industry Work Program Agreement provides and encourages LTI to recruit and hire qualified employees from the 500 male and 500 female residents presently in this facility. Prospective resident employees are provided vocational and educational training by Wackenhut and the Texas Department of Criminal Justice, Division of Pardons and Paroles tailored to the Company's specifications. The Company is required to pay resident employees at a rate prevailing in the area for similar work, but at no time less than the Federal Minimum Wage rate. A new lease agreement is being prepared in accordance with the terms of an oral agreement between the parties that provides for approximately 27,800 square feet of manufacturing and office space through

January 31, 2000, and provides for an automatic three year extension unless notification is given by either party at least six months prior to the expiration of each term. The amount of square footage may be increased or decreased depending upon the number of residents employed by LTI as of August 31, 1997. The lease provides for annual rental rates of $1 per year for the primary term and the automatic three year extension.

     On August 19, 1996, the Company acquired an 85% ownership interest in the QuakeAlarm technology. This fully integrated early warning earthquake alarm can detect first signs of an imminent earthquake. The QuakeAlarm can alert the user before humans begin to feel the earthquake by sensing the quake's "P" (primary) wave, which precedes the "S" (shock) waves which cause the damage. The purchase of the majority ownership gives the Company the exclusive manufacturing and marketing rights to the product worldwide.

Principal Products, Services and Revenue Sources

     The Company furnishes direction, administrative and consulting services to its Subsidiaries, and provides funds as appropriate for their operation and expansion.

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

     LTI's services may be used by any business, not just those that use electronic circuit boards. LTI presently assembles products utilized in computers, computer peripherals, security and communications systems, medical equipment and electronic testing devices. LTI markets its services through in-house sales personnel.

     Newdat, Inc. is an Arizona corporation which has developed a device for measuring (in real time during production) the thickness of coatings on wire, e.g., measuring the thickness of the zinc coating on galvanized wire. This device has wide ranging alternative applications. For example it can also be used to detect flaws in wire and cable during production or while in use, e.g., elevator or ski lift cables. Newdat also owns an eighty percent (80%) interest in SensonCorp Limited ("Senson") which has the rights to market a line of environmentally friendly chemical coatings developed by a major Australian chemical company. Senson has exclusive rights to manufacture and market these products in North America. The coatings have a variety of applications, all with non toxic anti-corrosion capability using vapor phase corrosion inhibitors. ("VCPI"). Over the past eighteen months, the Company's management has consolidated much of Newdat's business in Lockhart as control and cost saving measures.

     The Company has exclusive manufacturing and marketing rights to the QuakeAlarm technology. The Company plans to have LTI manufacture these units and Newdat, Inc. market the units worldwide.

Raw Materials

     Some of the components and raw materials used by LTI are available from a limited number of suppliers and/or are susceptible to non availability due to periodic shortages. While component purchasing lead times are improving due to greater competition, in some instances there may be lead times of several months or longer to obtain and sustain an adequate supply of components. While parts are generally available, delays in obtaining some parts could jeopardize orders and increase the cost of operations for LTI. LTI has experienced prolonged or significant shortages in the past. However, from time to time parts shortages may be expected to cause temporary delays in production of some products. Senson's raw materials are generally available and management does not presently anticipate any restrictions or delays in production due to shortages in raw materials when the Company begins marketing the products again.

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

     Newdat, Inc. holds U.S. and Canadian patents relating to its wire measurement technology. These patents covering the same technology, reveal a new technology for measuring the thickness of zinc and similar coatings on wire as well as nondestructive electromagnetic testing of other properties of wire. It is difficult to ascertain the value of these patents. The novel aspects of the device are its ability to sense changes in external and internal structures, including the on-line measurement of metallic coating being applied to wire. The Company believes that the rapid pace of change in high technology fields today makes the ability to continuously innovate and develop new technologies as important in some instances as the patents themselves.

     Senson's conformal coatings are widely protected by patents, in particularly the "phased" emission of VPCI's from the coatings.

Working Capital Practices

     The Company's subsidiaries are discouraged from carrying excess quantities of raw materials or purchased parts because most of their products are produced to demand; therefore, components and parts can usually be ordered as needed. In a determined effort to limit inventory holdings, LTI continually monitors its inventory quantities and values and has provided for allowances for obsolesce and price reductions in the amounts of $585,000 and $295,000 for the years ended December 31, 1996 and 1995, respectively. LTI also is determined to find buyers for slow moving items. LTI offers selected customers a 2% discount if bills are paid within ten days. Normal terms are net 30.

Dependence on Customers

     LTI continues to broaden its customer base, however, it is now seeking longer production runs than in the recent past and if it is successful, dependence on one or more customers is inevitable. The loss of any one of such customers would have a material adverse effect on LTI and the Company.

Backlog

     At December 31, 1996, LTI's backlog (which represents that portion of outstanding contracts not yet included in revenue) was approximately $483,000. It is anticipated that 100% of the backlog will be delivered before March 31, 1997.

     At December 31, 1996, Newdat had no backlog as the wire measurement devices have not completed their Beta site testing phases, and are therefore not offered for sale.

     At  December   31,  1996,  Senson  had  no  backlog  as
marketing efforts relating to its products were suspended during 1996.

     Because LTI receives price commitments from its vendors, costs normally do not increase relative to backlog orders. Engineering changes in products by any of LTI's customers or other events beyond the control of LTI could result in the cancellation or suspension of some of LTI's present backlog.

Competitive Conditions

     LTI is competitive with a large number of firms. Most of their competitors are substantially larger and have greater financial resources. LTI's electronic circuit board business is capital intensive, i.e., a significant investment in equipment is necessary. The greater financial resources of many of LTI's competitors gives those competitors an advantage over LTI. Newdat and Senson have products which face competition from other products. The Company believes the products of Newdat and Senson have features and qualities which give them a competitive advantage. However, the existing control of the market place by their competitors and the financial resources which such competition can apply to their competitive marketing efforts are significant negative factors against the ability of Newdat and Senson to successfully compete in their markets. Positive factors pertaining to LTI's competitive position are the experience of LTI's new management team and what LTI believes is its ability to address the growing need for mixed technology circuit boards, i.e., circuit boards containing both through-hole and surface mount components. LTI has automated equipment for the assembly of circuit boards using surface mount and through-hole components.

Research and Development Activities

     Newdat is  limiting further research and development to
support  the   latest  possible  entry  of  its  proprietary
products into market, and then the support and enhancement of those products in the field.

Number of Persons Employed

     As of  December 31,  1996, the Company had two salaried
employees.   Several employees  of LTI devoted a significant
portion of their time to the affairs of the Company.

     As of  December 31,  1996, LTI  had  approximately  140
employees. LTI employees include residents from the minimum security prison facility where the Company is located.

     As of December 31, 1996, Newdat had no employees.

     As of December 31, 1996, Senson had no employees.

     None of  the Company's  employees are  represented by a
union.   The Company believes that its relationship with its
employees is good.

Regulation

     The Company previously has been subject to Food and Drug Administration ("FDA") regulations relating to medically related devices which its subsidiary, LTI previously manufactured. These regulations generally apply to companies producing medical electronics. The products that were subject to FDA regulation were not a significant portion of LTI's business. All of the Company's subsidiaries are subject to OSHA.

ITEM 2.   PROPERTIES.

Leases and Facilities

     LTI's operations are located in a minimum security prison facility under an agreement with Wackenhut Corrections Corporation ("Wackenhut"). The Texas Department of Criminal Justice, Division of Pardons and Paroles and the City of Lockhart, Texas. A new operating lease is being prepared in accordance with the terms of an oral agreement between the parties that provides for approximately 27,800 square feet of manufacturing and office space through January 31, 2000, and provides for an automatic three year extension unless notification is given by either party at least six months prior to the expiration of each term. The amount of square footage may be increased or decreased depending upon the number of residents employed by LTI as of August 31, 1997. The lease provides for annual rental rates of $1 per year for the primary term and the three year extension.

     Rental expense  at other  locations for the years ended
December 31,  1996, 1995  and 1994, was $3,300, $33,144, and
$7,290, respectively.   Wackenhut Corrections Corporation is
not an affiliated party.

     Senson had a lease agreement with Laura Investments Ltd. ("Laura") whereby Laura provided approximately 3,700 and 2,100 square feet of office space in Chandler, Arizona and Vancouver, British Columbia for a total monthly lease payment of $1,940 and $2,300 respectively. The lease was for the period July 1, 1994 to July 1, 1997. Under an Administrative Services Agreement between Senson and Laura, Senson pays Laura $4,500 per month for administrative and miscellaneous services. The agreement was due to terminate on July 1, 1997. During 1996, by mutual agreement between the parties, the lease and service agreements were terminated. John Allen, former Chairman of the Board of the Company, is a director of Laura. Newdat is presently utilizing space provided by LTI.

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

     On January 24, 1995, an action styled SensonCorp Systems, Inc., SensonCorp Pacific, SensonCorp Southeast, SensonCorp West, Creative Media Resources vs. SensonCorp Limited, William Meehan, Dugal Allen, John Allen, DOES 1 through 50, in the United States District Court Northern District of California, Cause No. C-95-00282. The action seeks equitable relief and damages for breach of contract, breach of implied warranty of good faith and fair dealing, common law fraud, negligent misrepresentation, unfair competition, interference with contract, accounting, receiver/attachment, and theft of trade secrets. The causes of action are related to a marketing agreement between Senson and the plaintiffs. The suit does not specify the dollar amount of damages sought. The plaintiff's were denied most of the equitable relief they sought, but obtained a temporary injunction requiring Senson to continue selling them certain products on Senson's usual and customary terms. This ceased when Senson subsequently cancelled the agreement on "Without Cause" grounds in May

1995.   The company  was notified  that  the  plaintiff  has
dismissed all proceedings as of January 1997.

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

     On July 16, 1995, the Company was served with a citation in Evins Personnel Consultants vs. U.S. Technologies Inc., County Court at Law No. 1 of Travis County, Texas. The petition alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc. ("AMI") on the theory that the Company was doing business as AMI. The petition seeks $56,246 in damages plus $18,747 in attorney's fees, interest and costs. The parties are in the discovery state, but the Company believes that the complaint is without merit.

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

     As a part of the agreement with GWP, Inc., William Meehan resigned his position as president and CEO of the Company effective January 6, 1997. Subsequent to his resignation, Mr. Meehan retained counsel in an effort to recover amounts he asserts are due him under certain provisions of his employment contract with the Company. The Company believes that the claims are without merit and intends to defend its position.

     During March 1997, LTI was notified that it, AMI and certain of AMI's former officers and directors are subject to litigation brought by the State of Texas over alleged sales tax underpayments by AMI. The alleged tax liabilities occurred prior to the Company's foreclosure of its security interest in AMI and the Sale of AMI on June 30, 1994. All assertions brought by the State are denied and will be contested by the Company. Certain of the former officers and directors made a party to the State's legal action assert indemnification on the part of the Company in the event they are held personally liable for such underpayments. At this time the Company is not aware of any contingent liability relating to indemnification obligations on the part of the Company, but will address such claims if they arise.

     AMI, Republic and certain of its former officers and directors are subject to a federal tax claim relating to alleged unpaid payroll taxes. The alleged tax liabilities occurred prior to the Company's foreclosure of its security interest in AMI and the Sale of AMI and Republic on June 30, 1994, and the ninety days following the sale of these former subsidiaries. Certain former officers and directors who are subject to the government's claim assert entitlement to indemnification on the part of the Company in the event they are held personally liable. At this time the Company is not aware of any contingent liability relating to indemnification obligations on the part of the Company, but will address such claims if they arise.

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

ITEM 4.        SUBMISSION OF  MATTERS TO  A VOTE OF SECURITY
HOLDERS.

     The annual meeting of shareholders was held on July 25,
1996.   The following  four items  were voted  upon  by  the
shareholders at the meeting:

     1. Reelection of John V. Allen, William Meehan, and James Chen, being all of the members, to the board of directors until the next annual meeting. All three individuals received 9,281,459 votes for the appointment, 1,659,778 votes against and 53,079 votes abstaining.

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

                          PART II

ITEM 5.             MARKET FOR  REGISTRANT'S  COMMON  EQUITY
AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock was traded in the over-the-counter market and listed on the National Association of Securities Dealers Automated Quotations ("NASDAQ") System under the "USXX" symbol until its stock was delisted on September 9, 1996. The Company's stock is now traded on the OTC Bulletin Board under the same symbol.

The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market for the years ended December 31, 1996, 1995, 1994, 1993, and 1992.
Prices are as quoted on the NASDAQ System. Quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                        Bid
                                  High       Low

     1996
          4th Quarter             $.2200    $.0750
          3rd Quarter             $.2812    $.1250
          2nd Quarter             $.4375    $.2187
          1st Quarter             $.5312    $.2812
     1995
          4th Quarter             $.5937    $.3437
          3rd Quarter             $.7187    $.5000
          2nd Quarter             $.7187    $.2812
          1st Quarter             $.7812    $.3750
     1994
          4th Quarter             $.7812    $.2500
          3rd Quarter             $.8125    $.2500
          2nd Quarter            $1.1875    $.5625
          1st Quarter            $1.7500    $.8750
     1993
          4th Quarter            $2.3125   $0.9375
          3rd Quarter            $2.3750   $1.3125
          2nd Quarter            $2.5625   $1.5000
          1st Quarter            $3.0000   $1.3750
     1992
          4th Quarter            $1.8750   $1.2500
          3rd Quarter            $4.0625   $1.2500
          2nd Quarter            $9.3750   $3.1250
          1st Quarter            $9.6875   $5.0000

     On April  10, 1997, the closing bid price of the Common
Stock, as quoted on the Bulletin Board system, was $0.36.

     As of April 10, 1997, there were 417 holders of record of the Company's Common Stock. This number is exclusive of beneficial owners whose securities are held in street name.

ITEM 6.        SELECTED FINANCIAL DATA

The selected financial data set forth below for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 is derived from  the Company's  audited  financial  statements.
This information should be read in conjunction with the financial statements for 1996, 1995 and 1994 and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 which are incorporated herein by reference.

                            Years Ended December 31,
                       1996    1995    1994    1993    1992

Operations statement
  data:

Net sales           $ 1,410,498$ 1,951,487$ 1,668,865      $
6,655,573 $8,888,016


Loss from operations        $(2,309,601)$(1,861,474)
$(2,230,710)$(2,448,096)$  (356,835)


Net income (loss)   $(2,583,012)$(1,861,088)$   (847,016)
$(2,352,572)$  (463,423)



Per Share Data:


Loss per share      $          (.14)$        (0.12)      $
(0.16)$        (0.62)$        (0.16)


Weighted-average
  common shares outstanding 18,555,43914,997,532  5,302,147
3,794,631  2,830,972


Cash dividends per common
 share                             -0-             -0-
-0-              -0-             -0-

Balance sheet data:
Total assets        $2,652,682$3,326,537$2,120,340
$2,685,325$2,915,400

Long-term debt
 (including capital



                              11

 lease obligations) $   144,000$   840,435$            -0- $
19,166  $     19,166























































                              12

ITEM 7.        MANAGEMENT'S  DISCUSSION   AND  ANALYSIS   OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Form 10-K.

     The Company incurred significant losses in each of the three years ended December 31, 1996, 1995 and 1994 and had a working capital deficiency at December 31, 1996. As a result, the Company continues to experience liquidity problems and the Company's auditors, Brown, Graham & Company P.C. have rendered a "going concern" opinion in their reports. Additionally, the Company failed to meet the NASDAQ requirement of minimum total capital and surplus of $2,000,000 as of June 30, 1996. Under NASDAQ's rules, the Company must maintain a minimum bid price of $1.00 per share unless the market value of the public float and the Company's capital and surplus are at least $1,000,000 and $2,000,000, respectively. The Company's Common Stock was traded in the over-the-counter market and listed on the National Association of Securities Dealers Automated Quotations ("NASDAQ") System under the "USXX" symbol. On September 9, 1996, its stock was delisted after a hearing committee for NASDAQ was not convinced that the Company's plan would solve its liquidity problems and enable it to continue meeting the listing requirements. The Company's stock is now traded on the OTC Bulletin Board under the same symbol.

     The Company has been working to address its current financial difficulties. (See "Liquidity and Capital Resources" and note 13 to the Notes to Financial Statements which are incorporated herein by reference). The Company believes there is a reasonable expectation that cash generated from future operations (which the Company recognizes are not assured), discontinuance of unprofitable operations and the sale of additional common stock through a private placement will increase liquidity and capital resources.

     Further to  help the Company overcome its liquidity and
operational  problems,   the  Company   has  completed   the
following:

     a. Redefined the mission statement of the Company's wholly owned subsidiary, LTI, from that of a contract circuit board manufacturer to an outsourcing company that can instantaneously supply massive quantities of dependable and inexpensive labor to industry.

     b. Changed the plant layout and flow of work to increase efficiency and productivity.

     c. Mended and reestablished relationships with key vendors. The result to date has been a steady and sufficient supply of parts to operate at a higher level of sales.

     d. Mended and reestablished the relationship with Wackenhut Corrections Corporation, the manager of the prison facility where LTI conducts business. Such a significant improvement has taken place in this relationship during the first quarter of 1997, that Wackenhut has invited the Company to expand into other Wackenhut managed prison facilities in other states.

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

     Additionally, the Company's independent accountants advised the Company of material weakness in the internal control structure which affected interim financial reporting. Some actions have already been taken to insure compliance with existing controls and procedures. In addition, the Company will, at the end of each fiscal quarter, consistently perform control procedures, including reconciliation of subledgers to general ledger account balances, review allowance accounts for adequacy of reserves, analyze account balances and net realizable values where appropriate, perform analytical procedures and other control procedures as deemed necessary to provide an adequate internal control structure. A major change in management personnel during January 1997 resulted in new attention being paid to monthly reviews of profit and loss statements and other financial indications of the Company's status. The effects of regular utilization of these judgmental management tools are still the main focus, realizing the need for additional accounting personnel and stronger monthly manufacturing figures. In 1994, the Company implemented a policy requiring a physical inventory to be taken periodically during each fiscal quarter. This has resulted in a satisfactory control system being evidenced.


Liquidity and Capital Resources

     At December 31, 1996, the Company had a negative working capital balance of $437,467 compared to a positive balance of $574,146 at December 31, 1995. This decrease in working capital was due primarily to the a significant inventory writedown and an increase in accounts payable and accrued expenses.

     As of December 31, 1996, the Company had a cash balance of $1,548 compared to a cash balance of $25,860 and $2,579 at December 31, 1995 and 1994, respectively. The low cash balances at December 31, 1996, are due primarily to the increased requirements for materials, many of which had been placed on a COD basis, to support increased production demands.

     Accounts payable increased approximately 217% or $551,546 to $806,204 at December 31, 1996, primarily due to the lack of available funds to timely pay creditors and an increase in production requirements for which the Company had to purchase materials in the last quarter of 1996. Accounts payable increased approximately 97% or $125,610 from December 31, 1994 to December 31, 1995 primarily due to the lack of available funds to timely pay creditors and a decrease in production in the last quarter of 1995.

     Inventories decreased by approximately 49% to $472,227 at December 31, 1996, from $919,970 at December 31, 1995. Inventories at December 31, 1994 were $1,042,306. The inventory consists principally of electrical components and raw materials utilized in the layout, design and assembly process of electronic circuit boards. During the years ended December 31, 1996 and 1995, an additional allowance of $290,000 and $262,000, respectively was charged to income for obsolescence and reduction in net realizable value. The Company does not presently anticipate significant writedowns for obsolescence or reductions in net realizable value of product inventory during 1997, however, the risk of inventory obsolescence is inherent due to the nature of the Company's business where designs and components can become obsolete due to the rapid rate of change in the electronics industry. The Company will attempt to minimize this risk by planning its production and inventory acquisition practices so as to minimize its possible exposure. However, the rate of change is so rapid that it is not possible to anticipate every possible risk. Therefore, the risk of writedowns for future obsolescence will be a continuing risk faced by the Company and will be evaluated by management on an on going basis.

     On August 7, 1996, the Company acquired an 85% ownership interest in the QuakeAlarm technology from Komen Holdings Pty., Ltd. This technology, which has been developed and prototyped, is a fully integrated early warning earthquake alarm that can detect first signs of an imminent earthquake. The QuakeAlarm can alert the user before humans begin to feel the earthquake by sensing the quake's "P" (primary) wave, which precedes the "S" (shock) waves which cause the damage. The purchase of the majority ownership gives the Company the exclusive manufacturing and marketing rights to the product worldwide. The consideration in the amount of $552,500 given by the Company for this product was paid by the issuance of 3,536,000 shares of the Company's common stock. The Company plans to market this product through several marketing representatives worldwide.

     On January 23, 1995, the Company acquired all of the outstanding capital stock of Newdat, Inc., in exchange for 7,053,728 shares of the Company's common stock. As a result of the acquisition, the Company has available two new products and an 80% interest in another company which has the marketing rights to a line of environmentally friendly chemical coatings developed by a major Australian chemical company.

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

     The Company sold its interest in Republic, AMI and Microlabs on June 30, 1994 for $1,758 which resulted in a gain on the sale of these entities of $1,376,959 (see note
14). On July 1, 1994, U.S. Technologies Inc. contributed the assets obtained from AMI for all of the stock in a new corporation, LTI.

     The Company is dependent on seven customers for a major portion of its sales. The sales of services to IBM represented approximately 55%, 11%, and 24% for the years ended December 31, 1996, 1995, and 1994, respectively. Trimble Navigation represented approximately 27% sales during the year ended December 31, 1994. Dell Computer Corporation represented approximately 3%, 9%, and 20% of the Company's sales for the years ended December 31, 1996, 1995, and 1994, respectively; Texas Instruments accounted for approximately 8%, 15% and 14% of total sales during the years ended December 31, 1996, 1995 and 1994, respectively. Sales to Crystal Semiconductor accounted for 13% of sales during the year ended December 31, 1995. Micronics Computer and Intel Corporation each accounted for 9% of total sales during the year ended December 31, 1995.

     The Company is attempting to develop a broader customer base so that the Company will not rely on any one customer for more that 10% of its business in the future.

     The competitiveness of LTI's quotes derived through improved controls and efficiencies have enabled LTI to increase its contract manufacturing business over the last quarter, to broaden its scope of job bidding, and to achieve a healthy blend of contract manufacturing work.

     The electronic circuit board business of LTI is capital intensive, as was the former business of AMI, i.e., significant investment in equipment had been necessary. The Company had funded the capital expenditures through a mixture of internal and external sources such as bank borrowings and lease agreements.

     LTI has a verbal agreement for a new operating lease agreement with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons and Paroles and the City of Lockhart, Texas, to lease approximately 27,800 square feet of manufacturing and office space commencing February 1, 1997 through January 31, 2000 and provides for an automatic three year extension unless notification is given by either party at least six months prior to the expiration of each term. The lease provides for annual rental rates of $1 per year for the primary term and the three year extension. The amount of space under the lease is subject to be increased or decreased depending upon the number of residents employed by LTI on August 31, 1997.

     Republic was incorporated in November, 1988, and introduced the Remote Processing Module systems (RPM) to the microcomputer networking market in 1990. The RPM is a diskless local area network workstation. No expenditures were made during 1994 for research and development expenses. Republic was sold on June 30, 1994 and predominately all of the finished goods inventory has subsequently been sold by LTI. The Company does not intend to incur any more research and development expense for this line of products or manufacture any more of these systems.

     During 1994, 1,770,000 shares of the Company's Rule 144 stock was sold for total consideration of $412,500. The excess of market price for the shares sold exceeded the purchase price by $348,750 which has been treated as compensation. The shares are "restricted securities" as that term is defined in Rule 144 of the Securities Act of

1933, as amended, and may only be resold in compliance with said Rule 144. For a discussion of the sale of these shares of Common Stock, see note 13 to the notes to the Financial Statements which is incorporated herein by reference. Additionally, 1,122,600 shares of the Company's qualified and non qualified stock options were exercised which netted the Company $415,287 during 1994.

     During 1995, 375,000 shares of the qualified and non-qualified stock options were exercised which netted the Company $56,725. The excess of market price for the shares sold exceeded the purchase price by $147,181 which has been treated as compensation.

     During 1996, 600,000 shares of the Company's non-qualifying stock options were exercised, at market value, which netted the Company $90,000.

     From time to time during 1995 and 1994, the Company was delinquent or in default under all of its loan and lease agreements with the exception of those loans to the Company from its officers, directors and shareholders. The Company's various lenders and leasing companies have worked with the Company and provided it the opportunity to bring the loans and lease obligations back into performance. The Company did not enter into any modification agreements as a result of any of the past delinquencies or defaults with the exception of an informal agreement with the FDIC with respect to those certain loans having a principal balance of approximately $158,681 at December 31, 1993 and June 30, 1994. These loans were assigned to the FDIC following the closing of Bank of the Hills. Following the assignment of the loans to the FDIC, the Company suspended payments thereon. The Company also made principal payments of approximately $19,000 during 1993 before payments were discontinued due to lack of available funds. On August 2, 1993 and September 2, 1993, the FDIC Notified AMI that it considered $43,251 and $115,430, respectively, of the loan in default and demanded payment in full. These loans remained unpaid as of June 30, 1994, the date on which AMI, Republic and Microlabs were sold.

     Prior to December 31, 1996, the Company had 660,000 outstanding Redeemable Warrants issued in connection with the Company's initial public offering and 60,000 redeemable warrants issued on April 14, 1987, The Warrants are executable at $10.00 per Warrant and could generate, after offering expenses, approximately $6,393,000. The warrants were to expire April 14, 1992, however, the Board of Directors of the Company extended the expiration date several times to December 31, 1996. During 1996, the Board of Directors made a decision not to extend the warrants beyond December 31, 1996, and as a result the warrants expired on that date.

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

     The interest and factoring fees discussed above of $44,167 were incurred during the year ended December 31, 1994 and are included in the Consolidated Statements of Operations in general and administrative expense. The estimated allowance for doubtful accounts pursuant to the recourse provision was reported as a provision for uncollectible accounts receivable in the Consolidated Statement of Operations. Total funding received during the year ended December 31, 1994 from the sale of receivables was $837,923.

     On July 16, 1993, Republic entered into a OEM Agreement with Datapoint Corporation. Under the OEM agreement Republic was to manufacture and deliver 386 and 486 versions of its RPM computers to Datapoint for resale under the Datapoint label. Due to production delays during 1993 in Hong Kong and subsequent AMI production problems, only a small number of units were delivered to Datapoint during 1993 and 1994. During the first three months of 1994,
Republic tried to have AMI manufacture these units for Datapoint, but experienced manufacturing problems and component purchasing problems due to long lead times and the lack of credit lines with suppliers. LTI has elected not to continue with this contract due to the lack of sufficient credit lines and personnel to source the various components. Additionally, Datapoint's requirements were not as great as initially projected.

     On July 23, 1993, the Company purchased a National Cycle League (NCL) Team Membership which included a $5,000 membership fee to NCL Properties for the total purchase price of $265,000, represented by a cash payment of $14,250 and 118,000 shares of its Restricted Rule 144 Common Stock. The team membership gave the Company the option of establishing a team in either Germany or Spain if the NCL did not sell a team membership in either country. If a team membership was sold by the NCL in either of those countries, the Company had the right to establish a team in the other country. During the year ended December 31, 1996, the National Cycle League was reorganized and the Company believes that it will be given the right to exercise its option to establish a team in the new cycle league. Due to the uncertainty of the value of the new franchise, the Company has elected not to continue to carry the franchise as an asset and has included the original investment in expense in current operations for the year ended December 31, 1996.

     On May 31, 1994, the Company exchanged 300,000 shares of its common stock with Paris Fashion Ltd. for gem stones with a purported value of approximately $300,000. During the year ended December 31, 1994, the Company obtained an appraisal of the stones which determined the value to be approximately $143,000. The Company contacted Paris Fashion Ltd. and demanded that the difference in appraised value be corrected. During the year ended December 31, 1995, Paris Fashions, Ltd provided the Company with additional gem stones with a purported value of $170,000. The gem stones were appraised during 1996 at a value of $270,000. The Company has provided for a valuation reserve and a charge against operations in the amount of $30,000 and $160,000 for the years ended December 31, 1995 and 1994, respectively. On December 31, 1996, the stones were exchanged with GWP, Inc. for $270,000.

     The Company and certain of its subsidiaries are parties to several legal proceedings that management considers to have occurred during the normal course of business or as a direct result of its inability to pay vendors on a timely basis. See "Legal Proceedings", Item 3 herein incorporated by reference.

Results of Operations

     During the Year ended December 31, 1996, the Company had a net loss of $(2,583,012) or $(0.14) per weighted-average share, on consolidated net sales of $1,410,498 as compared to a net loss of $(1,861,088) or $(0.12) per weighted-average share, on consolidated net sales of $1,951,487 in 1995. In 1994, the Company had a net loss of $(847,016) or $(0.16) per weighted-average share, on consolidated net sales of $1,668,865. The main reason for the decrease in sales during 1996 is that Senson sales were approximately $340,000 less during 1996 than they were during 1995. The increase in sales for 1995 is mainly due to sales of the company's new products obtained through the purchase of Newdat. The decrease in sales during 1994 was due primarily to the loss of a number of customer orders after AMI moved into the prison facility. Many of these orders were lost due to poor quality of work being produced by the residents. After the quality was brought under control the Company was in such poor financial position that it was having severe difficulties in meeting its payroll obligations and vendor commitments. The Company was on a

COD basis for virtually all purchases and did not reduce its existing staffing levels quickly enough to help curtail the problem.

     The Company incurred a negative gross profit of approximately $(1,103,000) during the year ended December 31, 1996. For the year ended December 31, 1995, the Company had a positive gross profit of approximately $270,000. For the year ended December 31, 1994, the company incurred a negative gross profit of approximately $(364,000). Management anticipates gross margins will improve due to the continued decreased labor cost and reduced facilities cost in the future.

     Selling expenses represented approximately 10.8% of sales in 1996 compared to 11.6% of sales in 1995, compared to 9.7% in 1994. The increase of selling expense in 1995 compared to 1994 was due primarily to the additional sales personnel involved with efforts expended in trying to market the Senson Products.

     Administrative expenses were approximately $961,195 or 68% of sales during 1996 compared to 91.0% and 89.8% in 1995 and 1994, respectively. The decrease in administrative expense from 1995 to 1996 was due to the write off of the cost of the wire measurement device in 1995 and the reduction of expenses by closing of the Vancouver and Phoenix offices and the decrease in compensation for excess of market over purchase of the Company's common stock

     No expenditures were made during 1996 and 1994 for research and development while approximately $82,750 was spent during the year ended December 31, 1995.

     While LTI anticipates continuing increases in demand for its services, the capability to meet these demands are
limited  by  equipment  and  working  capital.    Management
anticipates a higher level of sales for LTI than that realized during 1996.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
U.S. Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of U.S. Technologies Inc. and Subsidiaries "the Company" as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Technologies Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company suffered significant losses from operations during each of the three years ended December 31, 1996, 1995 and 1994, and had a working capital deficiency at December, 31, 1996, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from this uncertainty.


                          BROWN, GRAHAM AND COMPANY P.C.



                             18



Georgetown, Texas
April 8, 1997


















































                             19

                               U.S. Technologies Inc.
                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                                                           December 31,
                                                      1996           1995
Current assets:
  Cash in bank                              $       1,548   $     25,860
  Accounts receivable:
    Trade, net                                    238,647        168,717
    Related party                                 270,000         79,894
  Inventories, net                                472,227        919,970
  Prepaid expenses                                    273          6,022
    Total current assets                          982,695      1,200,463

Property and equipment - net                      146,118        236,190

Other assets:
  Investment - NCL                                               265,000
  Investment - gem stones                                        270,000
  Investment - new technologies, net            1,519,917      1,351,272
  Other assets                                      3,952          3,612
    Total other assets                          1,523,869      1,889,884

      Total assets                             $2,652,682     $3,326,537

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  806,204    $   254,658
  Accrued expenses                                613,958        371,659
    Total current liabilities                   1,420,162        626,317


Long term Liabilities:
  Notes payable                                   144,000        840,435

Commitments and contingencies: (note 8)

Stockholders' equity:
   Preferred stock - $.02 par value; 10,000,000 shares authorized;
     no shares issued
   Common stock - $.02 par value; 40,000,000 shares authorized;
     21,857,263 and 15,875,963 shares issued and outstanding
     at December 31, 1996 and 1995, respectively  437,146        317,520
   Additional paid-in capital                  11,729,811      9,887,485
   Accumulated deficit                        (10,928,232)    (8,345,220)
   Stock receivable                              (150,205)    __________
      Total stockholders' equity                1,088,520      1,859,785

      Total liabilities and stockholders' equity$2,652,682    $3,326,537





                     The accompanying notes are an integral part
                      of the consolidated financial statements.



                                          19

                               U.S. Technologies Inc.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended December 31,

                                         1996      1995      1994

Net Sales                          $  1,410,498$ 1,951,487$1,668,865

Operating costs and expenses:
  Cost of sales                       2,513,672 1,681,371 2,032,521
  Research and development expense                 82,750
  Selling expense                       153,023   227,034   161,752
  General and administrative expense    961,195 1,777,934 1,499,036
  Provision for doubtful receivables     92,209    43,872   206,266
                                     __________ _________ _________

     Total operating costs and expense3,720,099 3,812,961 3,899,575
                                     __________ _________ _________

     Loss from operations            (2,309,601)(1,861,474)(2,230,710)

Other income (expense)
  Interest income                                   1,610
  Interest expense                      (20,277) (113,997)  (20,016)
  Gain on sale of subsidiaries                            1,376,959
  Other income                           20,604   126,596    29,748
  Other expense                        (273,738)  (13,823)   (2,997)
                                    _____________________ _________

     Total other income (expense)      (273,411)      386 1,383,694

                                    _____________________ _________

     Net Loss                       $(2,583,012)$(1,861,088)$(847,016)



Loss per common share           $           (.14)$   (0.12)$        (0.16)

Cash dividends per common share$             -0-$             -0-$           -0-

Weighted-average common shares outstanding  18,555,439 14,997,532 5,302,147

















                                          20












                     The accompanying notes are an integral part
                      of the consolidated financial statements.















































                                          21

                               U.S. Technologies Inc.
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                    $0.02 Par Value
                       Common Stock Additional
                     Number of   Par  Paid-in Accumulated
                       Shares   Value Capital  Deficit     Total



Balance, January 1, 19944,077,029 $81,541$6,315,872$(5,637,116)$760,297

Stock options exercised171,606   3,432  125,718            129,150
Rule 144 stock issued1,470,000  29,400  556,850            586,250
Stock exchanged for services951,00019,020685,381           704,401
Stock issued - gems    300,000   6,000  294,000            300,000
Net loss            __________ __________________      (847,016)    (847,016)
Balance, December 31, 19946,969,635139,3937,977,821(6,484,132)1,633,082

Stock exchanged for services372,0007,440198,083            205,523
Stock issued for new product750,00015,000181,793           196,793
Stock options exercised730,600  14,612  260,113            274,725
Stock issued for Newdat, Inc.
  acquisition        7,053,728 141,0751,269,675          1,410,750
Net loss             _________ __________________   (1,861,088) (1,861,088)
Balance, December 31, 199515,875,963317,520  9,887,485(8,345,220)1,859,785

Stock issued for new product3,536,00070,720481,780         552,500
Stock issued to retire debt1,845,30036,906534,331          571,237
Stock receivable                       (150,205)          (150,205)
Stock options exercised600,000  12,000   78,000             90,000
Debt contributed to capital             748,215            748,215
Net loss            _____________________________    (2,583,012) (2,583,012)
Balance, December 31, 199621,857,263$437,146$11,579,606$(10,928,232)$1,088,520






















                     The accompanying notes are an integral part
                      of the consolidated financial statements.
                                         22

                               U.S. Technologies Inc.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Year Ended December 31,
                                        1996       1995        1994
Cash flows from operating activities:
    Net loss                       $(2,583,012)    $(1,861,088)$(847,016)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Depreciation and amortization    473,927    852,297    297,698
      Loss on disposal of asset        265,000
      Allowance for writedown of gem stones      (126,436)   156,436
      Excess of market over issue price of non
        qualified stock options and Rule 144 stock           147,181869,452
      Gain on sale of subsidiaries                        (1,376,959)
      Changes in current assets and liabilities:
       Accounts receivable              19,990    (28,470)  (785,655)
       Inventory                       447,743    288,317    (80,341)
       Notes receivable                                       48,805
       Prepaid expense                   5,749     25,090     (8,713)
       Accounts payable                551,546     91,890    858,745
       Accrued expenses                341,043     63,441    406,753
       Net cash used in operating activities (478,014)(547,778)(460,795)

Cash flows from investing activities:
    Proceeds from sale of subsidiaries                         1,758
    Equipment purchases                            (3,294)   (37,607)
    Decrease (increase) in other assets       (340)     (1,482)            25
    Net cash used in investing activities       (340)     (4,776)    (35,824)

Cash flows from financing activities:
    Proceeds from issuance of common stock90,000   45,000    458,287
    Principal payments on notes payable(15,000)   (50,000)
    Increase in notes payable          379,042    580,835   ________
    Net cash provided by financing activities  454,042575,835  458,287

Increase (decrease) in cash            (24,312)    23,281    (38,332)
Cash, beginning of period               25,860           2,579         40,911
Cash, end of period                 $    1,548     $  25,860        $    2,579

          Supplemental disclosure of cash flow information:

     Cash paid for interest during the years ended December 31, 1996, 1995 and 1994 was $19,333, $12,411 and $20,016 respectively.

          Supplemental schedule of noncash investing and financing activities:

     1996:     Issued 3,536,000 shares of stock for a new product valued at
     $552,500.
          Purchase of gem stones with $270,000 accounts receivable.
          Issued 1,845,300  shares of  stock for  debt  in  the  amount  of
     $571,237.
          Debt, accrued  expenses and  accounts receivable in the amount of
     $748,215
          contributed to capital.
     1995:     Issued 750,000 shares of stock for new product.
          Issued 7,053,728 shares of stock for purchase of Newdat, Inc.
     1994:     Issued 300,000 shares of stock for investment in gem stones.

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























































                     The accompanying notes are an integral part
                      of the consolidated financial statements.
                                         24


                     U.S. Technologies Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company
     U.S. Technologies Inc. furnishes administrative and management services to its wholly owned subsidiaries, Lockhart Technologies, Inc. ("LTI") and Newdat, Inc., ("Newdat") and furnished the same services to its formerly wholly owned subsidiaries American Microelectronics Inc. ("AMI"), Republic Technology Corporation ("Republic"), and Microlabs, Inc. "Microlabs". LTI operations consist of contract manufacturing, prototyping and repair of printed circuit boards using surface mount, through-hole and mixed technology. This technology accounted for approximately 99% of the consolidated net sales. Newdat, Inc. and its 80% owned subsidiary SensonCorp, Limited were acquired on January 23, 1995 (see note 16). U.S. Technologies Inc., together with its subsidiaries, are hereinafter referred to collectively as "the Company."

     Principles of Consolidation
     The consolidated balance sheets at December 31, 1996 and 1995 include the accounts of U.S. Technologies Inc., and its wholly owned subsidiaries, Lockhart Technologies, Inc., Newdat, Inc. and its 80% owned subsidiary SensonCorp, Limited. The consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and 1995, include the accounts of U.S. Technologies Inc., Lockhart Technologies, Inc., Newdat, Inc., and the operations of SensonCorp, Limited. The consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1994 include the accounts of U.S. Technologies Inc., Lockhart Technologies, Inc. from its inception on June 29, 1994, and its formerly wholly owned subsidiaries American Microelectronics Inc., Republic Technology Corporation and U.S. Microlabs Inc., (see note 14).

     Presentation Basis
     The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant losses during each of the three years in the period ended December 31, 1996 and has a working capital deficiency at December 31, 1996. Additionally, at various times during 1995 and 1994, the Company was in default (delinquent payments) on its debt obligations.

     The Company's continued existence is dependent upon its ability to resolve its liquidity problems. While there is no assurance that such problems can be resolved, the Company believes there is a reasonable expectation of achieving that goal through the cash generated from future operations, the introduction of new products into the market (see notes 16 and

18) and the sale of additional common stock through a private placement.

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

                                   Estimated Lives
          Equipment                    5-7 years
          Furniture and fixtures         7 years
          Vehicles                       3 years
          Leasehold Improvements         6 years

     Earnings per Share
     Net loss per common share is based on the weighted average number of common shares and common share equivalents outstanding in each period. The shares reserved for stock options are anti-dilutive for the purpose of determining net income or loss per share.

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

The interest and factoring fees discussed above of $44,167 incurred during the year ended December 31, 1994, and are included in the Consolidated Statements of Operations in general and administrative expense. The estimated allowance for doubtful accounts pursuant to the recourse provision was reported as a provision for uncollectible accounts receivable in the Consolidated Statement of Operations. Total funding received during the year ended December 31, 1994 from the sale of receivables was $837,923.

     Accounts receivable - trade at December 31, is net of an allowance for doubtful accounts as follows:

                 1996            $90,953

                 1995             68,434

3.   INVENTORIES

     At December 31, inventories consist of the following:
                                 1996         1995
       Raw Materials          $984,811   $1,186,863
       Work in progress         72,416       28,107
                             1,057,227    1,214,970
       Allowance for obsolescence  585,000   295,000
                              $472,227    $ 919,970


The Company provided an additional allowance for obsolete raw materials of $290,000, $262,000 and $33,000, which was charged against cost of sales, during the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, the Company recorded, and charged to cost of sales, a writedown to net realizable value its carrying cost of finished goods inventory in the approximate amount of $46,000 during the year ended December 31, 1994.

As a result of recent changes in the Company's market for certain products, carrying amounts for those inventories were reduced by approximately $585,000 and $295,000 at December 31, 1996 and 1995, respectively due to quantities in excess of current requirements. Management believes that this reduces inventory to its lower of cost or market, and no additional loss will be incurred upon disposition of the excess quantities. While it is at least reasonably possible that the estimate will change materially in the near term, no estimate can be made of the range of additional loss that is at least reasonably possible.

4.   PROPERTY AND EQUIPMENT

     At December 31, property and equipment consists of:
                                 1996         1995
       Equipment              $936,559   $1,572,663
       Furniture and fixtures  164,056      165,362
       Leasehold improvements  123,520      204,865
                             1,224,135    1,942,890
       Less accumulated depreciation1,078,0171,706,700
                             $ 146,118    $ 236,190

     Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $90,072, $197,920 and $287,782, respectively.

5.   LICENSES

     Prior to 1993, the Company entered into license agreements totaling $160,250 with certain software vendors for the right to reproduce and distribute 10,000 copies of certain BIOS and operating system software used in its RPM units. Amortization was computed using the straight-line method over 5 years and was fully amortized as of December 31, 1995. Amortization expense for 1995 and 1994 totaled $16,538 and $9,917 respectively.

6.   NOTES PAYABLE

     Notes payable and long-term debt at December 31, 1996 and 1995, consist of the following:

                                           1996      1995
     10% unsecured note payable to Carlton Technologies
     Limited; due on December 15, 1997. (see note 17)       $397,
     212

     10% secured note payable to Laura Technologies
     Limited; due on December 15, 1997;  secured by the
     investment in gemstones. (see note 17)       210,774

     10% unsecured note payable to Tintagel Limited;
     due on December 15, 1997. (see note 17)      232,449

     12% unsecured note payable to an individual;
     due on July 1, 1998             $   50,000

     14% unsecured note payable to an individual;
     due on January 1, 1999              44,000

     12% unsecured note payable to a certain profit sharing
     plan; due on July 1, 1998           50,000  ________

     Total Maturities                  $144,000  $840,435

     Current maturities of long-term debt are as follows:

     December 31,                         1996      1997
        1996                       $        -$        -
        1997                                      840,435
        1998                            100,000
        1999                             44,000  ________
                                       $144,000  $840,435

7.   INCOME TAXES

     Deferred federal income tax at December 31, 1996 follows:

     Deferred federal income tax asset       $2,708,782
     Valuation allowance                          (2,708,782)
     Total deferred tax asset                     $             -
0-

     The Company has available for federal income tax purposes unused operating losses which may provide future tax benefits which expire as follows:

           Year of Expiration  Net Operating Loss
                  2003          $1,383,000
                  2005             379,903
                  2006              65,727
                  2007             363,554
                  2008           2,183,089
                  2009             894,689
                  2010           1,323,470
                  2011           2,240,937
                                $8,834,369

8.   COMMITMENTS AND CONTINGENCIES

     LTI has a verbal agreement for a new operating lease agreement with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons and Paroles and the City of Lockhart, Texas, to lease approximately 27,800 square feet of manufacturing and office space commencing February 1, 1997 through January 31, 2000 and provides for an automatic three year extension unless notification is given by either party at least six months prior to the expiration of each term. The lease provides for annual rental rates of $1 per year for the primary term and the automatic three year extension. The amount of space under the lease is subject to be increased or decreased depending upon the number of residents employed by LTI on August 31, 1997.

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

     On January 24, 1995, an action styled SensonCorp Systems, Inc., SensonCorp Pacific, SensonCorp Southeast, SensonCorp West, Creative Media Resources vs. SensonCorp Limited, William Meehan, Dugal Allen, John Allen, DOES 1 through 50, in the United States District Court Northern District of California, Cause No. C-95-00282. The action seeks equitable relief and damages for breach of contract, breach of implied warranty of good faith and fair dealing, common law fraud, negligent misrepresentation, unfair competition, interference with contract, accounting, receiver/attachment, and theft of trade secrets. The causes of action are related to a marketing agreement between Senson and the plaintiffs. The suit does not specify the dollar amount of damages sought. The plaintiff's were denied most of the equitable relief they sought, but obtained a temporary injunction requiring Senson to continue selling them certain products on Senson's usual and customary terms. This ceased when Senson subsequently cancelled the agreement on "Without Cause" grounds in May 1995. The company was notified that the plaintiff has dismissed all proceedings as of January 1997.

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

     On July 16, 1995, the Company was served with a citation in Evins Personnel Consultants vs. U.S. Technologies Inc., County Court at Law No. 1 of Travis County, Texas. The petition alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc. ("AMI") on the theory that the Company was doing business as AMI. The petition seeks $56,246 in damages plus $18,747 in attorney's fees, interest and costs. The Company believes that the complaint is without merit.

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

     As a part of the agreement with GWP, Inc., William Meehan resigned his position as president and CEO of the Company effective January 6, 1997. Subsequent to his resignation, Mr. Meehan retained counsel in an effort to recover amounts he asserts are due him under certain provisions of his employment contract with the Company. The Company believes that the claims are without merit and intends to defend its position.

     During March 1997, LTI was notified that it, AMI and certain of AMI's former officers and directors are subject to litigation brought by the State of Texas over alleged sales tax underpayments by AMI. The alleged tax liabilities occurred prior to the Company's foreclosure of its security interest in AMI and the Sale of AMI on June 30, 1994. All assertions brought by the State are denied and will be contested by the Company. Certain former officers and directors who were made a party to the State's legal action assert indemnification on the part of the Company in the event they are held personally liable for such underpayments. At this time the Company is not aware of any contingent liability relating to indemnification obligations on the part of the Company, but will address such claims if they arise.

     AMI, Republic and certain of its former officers and directors are subject to a federal tax claim relating to alleged unpaid payroll taxes. The alleged tax liabilities occurred prior to the Company's foreclosure of its security interest in AMI and the sale of AMI and Republic on June 30, 1994, and the ninety days following the sale of these former subsidiaries. Certain former officers and directors who are subject to the government's claim assert entitlement to indemnification on the part of the Company in the event they are held personally liable. At this time the Company is not aware of any contingent liability relating to indemnification obligations on the part of the Company, but will address such claims if they arise.

     There were several lawsuits outstanding against AMI and Republic at the time they were sold. AMI and Republic are separate corporations, incorporated under the laws of the State of Texas. Therefore, the Company believes it has no liability arising out of or in connection with any lawsuits against AMI or Republic.

     On July 14, 1989, the Company's Board of Directors adopted a bonus plan that sets aside 1%, 2% and 3% of sales as long as the Company has maintained pretax income of 10%, 15% and 20% of sales, respectively. The performance standards will be based on a three month period of time. Bonuses will be accrued quarterly and determined as of the end of each calendar year. No employees will have vested rights in the bonus plan. The Board of Directors will act as a committee to determine who participates and the actual amount, if any, of the individual bonuses. No bonuses were declared during the three years ended December 31, 1996.

     The Company's Board of Directors, during the year ended December 31, 1994, guaranteed severance pay to four individuals, including themselves, in the event of any merger or acquisition by the Company. In such event the company guaranteed severance pay of four months each to the then Chairman Ryan Corley and the then Director Jack Bryant; and two months each for Leonard Hilt and Neil Ginther, if their employment with the Company or any subsidiary was terminated voluntarily or involuntarily for any reason (with or without cause) within six months following the closing of any acquisition or merger. The same conditions applied if any of the parties resigned before the designated date. Mr. Ginther resigned from the Company during February 1995 and Mr. Corley and Mr. Bryant resigned from the Company during

July 1995. Mr. Ginther has stated that he did not wish to claim the severance, while Messers Corley and Bryant have requested payment. During 1995, the new Board of Directors questioned the legality of this form of compensation. The severance pay of $46,000 has not been recorded in the accompanying financial statements due to the uncertainty.

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

     The escrow agreement provided for the release of the remaining shares to each of the three shareholders yearly commencing April 15, 1993 through April 15, 1998 at the rate of 20% of their respective shares remaining in escrow at April 15, 1993. The number of shares released from escrow on April 14, 1996, 1995 and 1994 to Dr. R.E. Woody, Ryan Corley and Neil E. Ginther was 138,672 in each of the three years.

     All of the escrowed shares have been treated as issued and outstanding shares in all references to the number of shares outstanding and have been included in the weighted average number of shares outstanding in all references to earnings per share during the time periods in which they were outstanding.

10.  CUSTOMERS

     The Company  is dependent  on seven  customers for  a  major
portion of  its sales.   The sales of services to IBM represented
approximately 55%,  11%, and 24% for the years ended December 31,

1996, 1995, and 1994, respectively. Trimble Navigation represented approximately 27% sales during the year ended December 31, 1994. Dell Computer Corporation represented approximately 3%, 9%, and 20% of the Company's sales for the years ended December 31, 1996, 1995, and 1994, respectively. Texas Instruments accounted for approximately 8%, 15% and 14% of total sales during the years ended December 31, 1996, 1995 and 1994, respectively. Sales to Crystal Semiconductor accounted for 13% of sales during the year ended December 31, 1995. Micronics Computer and Intel Corporation each accounted for 9% of total sales during the year ended December 31, 1995.

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

     The 1996 Employee Stock Option Plan (the "1996" Plan") was approved at the Annual Meeting of Shareholders on July 25, 1996. The 1996 Plan reserves 600,000 shares of the Company's Common Stock to be granted to officers and employees at the discretion of the Board of Directors.

     All of the plans provide that all options must be granted at not less than the market price at the time of the grant. The term of the options will be selected by the Board of Directors, but in no event will such term exceed ten years from the date of the granting of the option. All options are nontransferable, except upon death, and, during the lifetime of the optionee, are executable only by the optionee.

     The following table contains information on stock options:
                                      Average Option
                             Shares  Price per Share
          Granted:
               1989         182,600          $2.00
               1990         358,560          $2.50
               1991         110,100          $5.10
               1992         230,720          $4.41
               1993         220,000          $1.64
               1994         224,700          $0.60
               1995           3,000          $0.63
               1996               0           $.00

          Exercised:
               1989           3,800          $1.90

               1990              40          $2.20
               1991         118,980          $3.20
               1992         162,520          $3.28
               1993         153,000          $1.99
               1994         171,600          $0.75
               1995           3,000          $0.63
               1996               0           $.00

          Forfeited/cancelled:
               1989         122,460          $4.20
               1990         176,880          $3.60
               1991         139,540          $3.10
               1992         133,760          $4.97
               1993          91,000          $3.16
               1994          87,920          $3.03
               1995          45,000          $6.68
               1996          24,000          $1.57

          Outstanding at year end:
               1988         238,760          $4.95
               1989         295,820          $3.30
               1990         477,460          $2.90
               1991         329,040          $3.60
               1992         341,820          $3.79
               1993         281,500          $2.86
               1994         182,580          $3.41
               1995         137,580          $2.34
               1996         113,580          $2.50

          Executable at year end:
               1989         155,800          $4.85
               1990         109,080          $3.60
               1991         131,707          $3.10
               1992         166,320          $3.84
               1993         124,700          $1.98
               1994         110,655          $3.80
               1995         137,580          $2.34
               1996         113,580          $2.50

     Options for  a total  of 672,840  shares are  available  for grant to  officers and  key employees  under the  1988  and  1990 plans, under which grants may be made until August 2, 1998, October 6, 1999 and April 29, 2006, respectively.

12.  STOCK OPTION PLANS - NONQUALIFIED

     On May 4, 1993, September 3, 1993, April 15, 1994 and November 13, 1996, the Company adopted the 1993, 1993A, 1994 and 1996 nonqualifying stock option plans, respectively. The plans reserve 500,000, 800,000, 800,000 and 800,000 shares of the
Company's Common Stock to be granted to non-employees, directors, and/or other persons associated with the Company whose services have benefited the Company.

     The following table contains information on the nonqualified stock options:

                                      Average Option
                             Shares  Price per Share
          Granted:
               1994         710,000           $.20
               1995               0           $.00
               1996         600,000           $.15

          Exercised:
               1994         951,000           $.41
               1995         272,000           $.05
               1996         600,000           $.15

          Outstanding at year end:
               1994         272,000           $.05
               1995               0           $.00
               1996               0           $.00

          Executable at year end:
               1993         513,000          $2.13
               1994         272,000           $.05
               1995               0           $.00
               1996               0           $.00

     Some of the options granted during 1995 and 1994 were granted at less than market value at the date of the grant. The excess of the market value over the option price in the amount of $147,181 and $188,694 has been included in expense in the accompanying financial statements as compensation for the years ended December 31, 1995 and 1994, respectively.

     There are  290,000 shares  available to grant as of December
31, 1996 under these plans.

     Additionally, the Company has granted options to four other parties for the exercise of nonqualified options to purchase 200,000 shares of the Company's Rule 144 stock at $.50 per share at various times through May 17, 2001 and a former board member the option to purchase 150,000 shares at $.125 per share through May 25, 1999.

13.  STOCKHOLDERS' EQUITY

     Previously, the Company had outstanding 660,000 warrants which entitle the holder to purchase one share of common stock at $10 per warrant. These warrants expired on December 31, 1996.

     The following table reconciles the number of common shares shown as outstanding on the balance sheet with the weighted-average number of common and common equivalent shares used in computing earnings per share for the years ended December 31:

                                    1996      1995      1994

Common shares outstanding  at December 3121,857,26315,875,963
6,969,635

Effect of using weighted
  average common
  shares outstanding            (3,301,824) (878,431)(1,667,488)
                                ____________________ _________
Shares used in computing
  earnings per share            18,555,43914,997,532 5,302,147

     During 1994, 1,770,000 shares of the Company's Rule 144 stock was sold for total consideration of $412,500. The excess of market price for the shares sold exceeded the purchase price by $348,750 has been treated as compensation and included in the accompanying financial statements in administrative expenses.

     On May 31, 1994, the Company exchanged 300,000 shares of its common stock with Paris Fashion Ltd. for gem stones with a purported value of approximately $300,000. During the year ended December 31, 1994, the Company obtained an appraisal of the stones which determined the value to be approximately $143,000. The Company contacted Paris Fashion Ltd. and demanded that the difference in appraised value be corrected. During the year ended December 31, 1995, Paris Fashions, Ltd provided the Company with additional gem stones with a purported value of $160,000. The gem stones have been appraised during 1996, at a value of $270,000. The Company has provided for a valuation reserve and a charge against operations in the amount of $30,000 and $170,000 for the years ended December 31, 1995 and 1994, respectively. During 1996, the stones were exchanged for an accounts receivable from GWP, Inc., in the amount of $270,000.

     On July 23, 1993, the Company purchased a NCL International LTD., (formerly the National Cycle League (NCL)), team membership which included a $5,000 membership fee to NCL Properties for the total purchase price of $265,000, represented by a cash payment of $14,250 and 118,000 shares of its Restricted Rule 144 Common Stock. The team membership gives the Company the option of establishing a team in either Germany or Spain if the NCL doesn't sell a team membership in either country within one year. During the year ended December 31, 1996, the National Cycle League was reorganized and the Company believes that it will be given the right to exercise its option to establish a team within the new cycle league. But, due to the uncertainty of the value of the new franchise, the Company has elected not to continue to carry the franchise as an asset and has included in expense the original investment for the year ended December 31, 1996.

     During the year ended December 31, 1993, the Company issued 100,000 shares of its Rule 144 stock to Chandler, Church & Company for an agreement for future promotional services. Chandler, Church & Company advised the Company the stock should not have been issued by the Company. They also advised the Company that they did not have a contract with the Company. On December 21, 1993, the Company advised the stock transfer agent to cancel the stock certificate and that if the shares were presented for transfer that the purchaser thereof could not be a bona fide purchaser. The Company has not included the shares in the shares outstanding as of December 31, 1996, 1995 and 1994 or included them in the weighted average shares in the per share computation.

     On August 7, 1996, the Company purchased an 85% interest in the QuakeAlarm technology for $552,500 by an exchange of 3,536,000 shares of the Company's common stock. This fully integrated early warning earthquake alarm can detect first signs of an imminent earthquake by sensing the quakes "P" (primary) wave. The purchase of the majority ownership gives the Company the exclusive manufacturing and marketing rights to the product worldwide. The purchased technology is being amortized over 5 years on the straight line method. Amortization in the amount of $46,042 has been charged to expense during the year ended December 31, 1996.

     As a part of the agreement with GWP, Inc. (note 18) certain accounts receivables, accrued expenses and notes payable from Tintagel, Ltd., Laura Investments, Ltd., and Laura Technologies, Ltd. in the amount of $748,215 was contributed to additional paid in capital effective December 31, 1996.

     During the year ended December 31, 1996, the Company issued 1,845,300 shares of common stock to retire outstanding notes payable to Carlton Technologies Limited in the amount of
$571,237. At the time the stock was issued to Carlton Technologies Limited only $421,032 of notes payable was due; therefore a receivable for $150,205 has been recorded as a reduction of stockholders equity.

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

     Following  is  a  summary  of  net  assets  and  results  of operations for the three subsidiaries sold as of June 30, 1994:
                                              1994

     Total Assets                        $   214,159

     Total liabilities                     1,589,360

     Net assets (liabilities)            $(1,375,201)

     Sales and other income               $1,255,437

     Operating cost and other expense                 1,783,733

     Net income (loss)                     $(528,296)

15.  FOURTH QUARTER ADJUSTMENTS

     Significant adjustments increasing the fourth quarter loss of 1996, 1995 and 1994 are as follows:

                                          1996   1995    1994
          Increase of allowance for doubtful accounts$  21,700
$  55,268 $156,436
          Unrecorded compensation on Rule 144 stock
20,142

          Writedown of inventory for obsolete raw materials
339,372   60,703                         33,000
          Decrease in gain on sale of subsidiaries
224,000
          Increase in goodwill in acquisition of Newdat, Inc.
500,000
          Amortization of goodwill       40,042100,000
          Accrued expenses              130,911    84,519
26,712
              Aggregate adjustment     $532,025$800,490$460,290

16.  ACQUISITION OF SUBSIDIARY

     On January 23, 1995, the Company acquired all of the outstanding capital stock of Newdat, Inc., in exchange for 7,053,728 shares of the Company's common stock. As a result of the acquisition, the Company has available two new products and an 80% interest in another company which has the marketing rights to a line of environmentally friendly chemical coatings developed by a major Australian chemical company.

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
                                   $1,410,750

     Included in the purchased technologies is $300,000 for tape storage device technology that is still in the development stage. That amount has been charged to expense in 1995. Goodwill and purchased technologies are being amortized over 5 years on the straight line method. Amortization in the amount of $337,813 and $337,793 has been charged to expense during the years ended December 31, 1996 and 1995, respectively.


     Pro Forma Results of Operations, for the year ended December
31, 1994, including the expense of the tape storage device, had the acquisition been effective at the beginning of 1994 are as follows:

     Net sales                     $1,700,965
     Net loss                     $(1,225,329)

     Earnings per share                   $(.90)
     Weighted average  common shares outstanding  5,302,147


17.  RELATED PARTIES

     Mr. John  V. Allen,  former Chairman  of the  Board, is also
Chairman of  the Board  of Directors  of Laura Technologies, Inc.
with whom the Company and/or its subsidiaries have a loan in the amount of $210,774 as of December 31, 1995.

     Carolyn Meehan, wife of William Meehan, president and CEO of the Company until his resignation on January 6, 1997, is president of Carlton Technologies Limited with whom the Company had various loans during 1995 and 1996 and had a loan in the amount of $397,212 as of December 31, 1995. Many of these loans were retired by the issuance of the Company's common stock in exchange for the debt. At December 31, 1996, the Company had a receivable of $150,205 from the issuance of common stock in excess of debt to Carlton.

     Tintagel, Ltd., a major shareholder until its interest was sold pursuant to the agreement with GWP, Inc., during January 1997, see note 18, with whom the Company and or its subsidiaries have a loan in the amount of $232,449 at December 31, 1995.

     Mr. K. H. Smith and Mr. James V. Warren are majority shareholders in GWP, Inc., ("GWP") from which the Company has an account receivable in the amount of $270,000 as of December 31, 1996. Effective January 7, 1997, Mr. Smith became President, CEO and Director of the Company. Mr. Warren became a director effective January 7, 1997 and Chairman of the Board effective January 20, 1997.

18.  SUBSEQUENT EVENTS

     On January 6, 1997, an agreement was entered into between GWP, Tintagel, LTD., Komen Holdings Pty., Ltd., Laura Investments, Ltd., and Laura Technologies, Ltd., whereby GWP would acquire approximately 42% of the outstanding common stock of the Company as of December 31, 1996, from Tintagel, LTD and Komen Holdings Pty., Ltd., contingent upon the following conditions being met prior to final closing on April 7, 1997:

     1. The Company would grant an option to SWG Partners, ("SWG"), a Georgia partnership of which Mr. James V. Warren and Mr. K. H. Smith are general partners, to purchase up to 6,000,000 shares of its common stock at $0.10 per share prior to closing on April 7, 1997.

     2. That SWG would purchase 1,500,000 shares of the Company's common stock upon execution of the letter of intent on January 6, 1997.

     3. That SWG could purchase an additional minimum of 4,500,000 shares of the Company's common stock by April
          7, 1997.

     4. That William Meehan would resign as President, CEO and director of the Company and K. H. Smith be named
          President, CEO and director effective as of January 7, 1997, upon William Meehan's resignation.

     5. That James Chen would resign as a director of the Company and James Warren would be named as a director of the Company to fill his position effective as of January 7, 1997, upon James Chen's resignation.

     6. That all notes payable, accrued expenses and accounts receivable from Tintagel, Laura Investments Ltd., and
          Laura Technologies Ltd., be contributed to the Company as additional paid in capital.

     On April 1, 1997, Newdat, Inc., entered into a ten year distribution agreement between Newdat Inc., and China Harbin S.W. Enterprise Development Limited Co, ("China Co"). The terms of the agreement give exclusive distribution rights of the QuakeAlarm in the geographic region of China (including Hong Kong, Macao, and Taiwan (the "Chinas")) and Russia to China Co. The agreement further provides that China Co. may sell the QuakeAlarm on a non exclusive basis to Japan, the Philippines, Indonesia, and other Asian markets subject first to China Co. demonstrating success in the Chinas and Russia. The agreement requires that approximately $600,000 for production or the first 4,000 units be manufactured and packaged by the Company in its facilities.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURES.

     During 1996, the Company had no disagreements with its accountants on accounting and financial disclosures.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company suffered significant losses from operations during each of the three years in the period ended December 31, 1996, and had a working capital deficiency at December 31, 1996, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from this uncertainty.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name           Age       Position

James V. Warren     63        Director effective January 7, 1997
                         Chairman of  the Board effective January
                         20, 1997

John V. Allen       60        Chairman  of   the  Board   through
                         January 20, 1997
                         Board member through April 7, 1997

K. H. Smith         50        Director,   President   and   Chief
                         Executive Officer of the Company
                         effective January 7, 1997

William Meehan      51        Director,   President   and   Chief
                         Executive Officer of the Company .
                         through January 6, 1997

James C. Melton, Sr.     52        Director  effective  April  8,
                         1997

James Chen          __        Director through January 6, 1997

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

James V. Warren - Chairman of the Board of Directors.

     James V. Warren became a member of the Board of Directors on January 7, 1997, and Chairman of the Board of Directors on
January 20, 1997. Mr. Warren's career involves more than 30 years in executive management, management controls and construction management for both the design, engineering, construction, and operations of utility power plants, government facilities, NASA projects, and private projects. He is a founder, Chairman of the Board, and President of The Spear Group, Inc., a national consulting and contract services company that was established in January 1982. In addition to serving as President of the Spear Group, Inc., he serves as President of its affiliated companies: Law/Spear, L.L.C., Secore, L.L.C., Winter Resources, L.L.C., and Russell Personnel Management, L.L.C. He also serves on the Board of Directors of Secore, L.L.C., Winter Resources, L.L.C., and MedQuip, a medical supply company.

John V. Allen

     John Allen became a member and Chairman of the Board of Directors on January 23, 1995, when U.S. Technologies Inc. acquired Newdat, Inc. and served as Chairman until his resignation on January 20, 1997 and as a board member until his resignation on April 7 1997. Mr. Allen has been Chairman of the Board of Newdat, Inc. since its inception in 1994. Mr. Allen resigned his position as Chairman of the Board of the Company and Newdat, Inc. on January 6, 1997. Mr. Allen was a founder and Chairman of the Board of Pan Pacific Gold Corporation since July 1994, a Canadian resources company with activities in British Columbia, Vietnam and China conducting mining operations primarily for gold. Mr. Allen is the founder of and Chairman of the Board of Laura Technologies Inc., an Arizona technology corporation devoting its efforts to research and development of principally electronic products. During the period of 1984 through 1989, Mr. Allen served as the founder and Chairman of Superburn Systems Ltd., a Canadian public company involved in environmental and waste management with offices in Canada, United States, United Kingdom, Germany and other European countries.
Mr. Allen is a member of the Board of Directors of Laura Investments Ltd., a wholly owned multinational investment holding company with a diverse range of high technology businesses.

K. H. Smith - President, Chief Executive Office and member of the
Board of Directors.

     K. H. Smith was appointed to the Board of Directors and the position of President and Chief Executive Officer of the Company on January 7, 1997. Prior to forming GWP, Inc., he was co-founder, President & CEO, and director of Capital South Financial Services, Inc., a privately owned lending company headquartered in Atlanta. Mr. Smith currently devotes all his time to USXX and serves on no other boards. His education includes a Bachelor's degree in Industrial Management from the Georgia Institute of Technology, and a Masters's degree in Business from Auburn University. Mr. Smith has 23 years of experience in finance, consulting and business turnarounds.

William Meehan

William Meehan was appointed President and Chief Executive Officer of the Company on June 1, 1995, and appointed to the Board of Directors on October 30, 1995 and served in these positions until his resignation on January 6, 1997. Mr Meehan has served as President, Chief Executive Officer and a member of the Board of Directors of SensonCorp Limited since July 1994. Mr. Meehan served from October 1992 as President and as a member of the Board of Directors of Clarion Environmental Technologies Inc., a Vancouver Stock Exchange public company, specializing in environmental pollution eradication until his resignation in June 1994. Mr. Meehan has been President and a member of the Board of Directors of Pan Pacific Gold Corporation, a Canadian public Company trading on the Vancouver Stock exchange since August 1994. Pan Pacific conducts mining and extraction activities in

British Columbia, Vietnam and China. Mr. Meehan was appointed as the Australian Consul General to Western Canada, based in Vancouver, in December 1989 and served in that position until October 1992. Mr. Meehan has a degree in civil engineering and has written a fellowship in International Marketing. He has worked extensively in Europe, the Middle East, Asia, Australia and North America during his career.

James C. Melton, Sr. - Director.

     James Melton joined the Company on March 1, 1997, as Executive Vice President of the Company and President of Newdat, Inc. Mr. Melton served as President of Family Safety Products, Inc. (FSPI), a consumer goods manufacturer from May 1, 1996 until February 28, 1997. Mr. Melton served as executive Vice President of FSPI from August 1993 until April 30, 1996. During the period of November 15, 1992 to August 1993, Mr. Melton served as National Sales Manager of Plus III Software, Inc., a civil engineering software firm. Mr. Melton holds a Bachelor's Degree in Physics from North Georgia College and a Master's degree in Industrial Management from the Georgia Institute of Technology. Mr. Melton has 20 years of sales, sales management and executive management experience.

James Chen

     James Chen, Ph.d.. (Engineering) was appointed to the Board of Directors on May 28, 1996, to fill the vacant position created by the resignation of Norman Frank on April 30, 1996 and served in that position until his resignation on January 6, 1997. Dr. Chen has provided technical assistance to the Company over the past year. Dr. Chen is Vice President (International Engineering) for Laura Technologies Ltd., a Vancouver based company. From October 1994 until September 1995, Dr. Chen was Vice President of research and a member of the Board of Directors of Clarion Environmental Systems Ltd. Prior to that he spent two and a half years as a post doctoral fellow at the University of British Columbia, specializing in air pollution technology and energy utilization.

Significant Employees

     The Company relies on the services of certain key employees.
Set forth below is certain information describing such persons.

Leonard Hilt  - President of Lockhart Technologies, Inc., through
January 6, 1997.

     Mr. Hilt is the founding officer of LTI, the manufacturing subsidiary of the Company. Mr Hilt has had a direct or indirect association with the Company since 1987. Mr Hilt is a CPA and graduated from Kansas State University with a degree in business administration.

Walter Stierhoff  - General  Manager  of  Lockhart  Technologies,
Inc., through January 10, 1997.

     Mr. Stierhoff joined LTI in September 1995. Mr. Stierhoff is a specialist in electronics and electro-mechanical production. He has structured all key elements of the factory and recruited top personnel as section heads in preparation for increased contract manufacturing and for production of the Company's proprietary products. Mr. Stierhoff has a degree in electrical engineering from Texas A & M University.

ITEM 11.  EXECUTIVE COMPENSATION.

     The table below sets forth all cash and cash equivalent remuneration paid by the Company and its subsidiaries during the year ended December 31, 1996 to each of the Company's executive officers and to a group consisting of all` executive officers of the Company.

Name                Capacities in which serves              Cash
Compensation

John V. Allen            Chairman of the Board
$0

William Meehan           Director, President and
                    Chief Executive Officer                 $120,
000

James Chen               Director                           $0

All Executive Officers
and Directors as a                                     $120,000
Group (3 persons)


Compensation of Directors

     Directors of the Company are reimbursed for travel expenses incurred in serving on the Board of Directors. Directors who are not executive officers of the Company receive $150 a month for their services. An additional $50 per meeting is paid when the Company holds more than two Board meetings during any calendar month.

Stock Option Plans

     The Company's Employee Incentive Stock Option Plan of 1988, 1990, and 1996 (the "Plans") were adopted by the Board of Directors and approved by Shareholders on March 16, 1989, June 8, 1990, and July 25, 1996, respectively. The purpose of the Plans is to attract and retain qualified personnel. The Plans provide that the aggregate fair market value of the shares of Common Stock for which any participant may be granted incentive stock options in any calendar year shall not exceed $100,000 plus any

"unused limited carryover" as determined under Section 422A(c) of the Internal Revenue Code of 1954, as amended. No options may be granted under the Plans after August 1, 1998, October 5, 1999, and April 29, 2006, respectively.

     The Plans are administered by the Board of Directors of the Company who determine, subject to the provisions of the Plans, to whom options are granted and the number of shares of the Common Stock subject to option. The exercise price of such options granted under the Plans must at least equal 100% of the fair market value of the Common Stock on the date the option is granted.

     The Plans also provide that no option shall be executable more than three months after termination of an optionee's employment with the Company unless such termination of employment occurs by reason of death or permanent and total disability. In the event of the death or disability of a recipient of options while an employee of the Company, the options which were otherwise executable by the optionee or his legal representative or beneficiary of his estate, may at any time prior to the expiration of one year from the date of his death or disability exercise an option. In no event, however, shall an option be executable after 10 years from the date it was granted.

     As of  December 31,  1996, no  options have  been issued  to
Executive Officers  of the  Company and Executive Officers of the
Company's subsidiaries  pursuant to  the  1988,  1990,  and  1996
Plans, respectively.

     On May 4, 1993, September 3, 1993 the Company adopted the 1993, and 1993A Nonqualifying Stock Option Plans, respectively. The plans reserved 500,000, and 800,000 shares of the Company's Common Stock to be granted to non-employees, directors, and/or other persons associated with the Company whose services have benefited the Company.

     On April 14, 1994, the Company adopted the 1994 Nonqualifying Stock Option Plan. The plans reserved 800,000 shares of the Company's Common Stock to be granted and issued to its officers, directors, employees and/or consultants whose services have benefited the Company.

     During November 1996, the Company adopted the 1996 Nonqualifying Stock Option Plan. The plan reserved 800,000 shares of the Company's Common Stock to be granted and issued to its officers, directors, employees and/or consultants whose services have benefited the Company.

Bonus Plan

     On July 14, 1989, the Company's Board of Directors adopted a bonus plan that sets aside 1%, 2%, and 3% of sales as long as the Company maintains a pre-tax income of 10%, 15%, and 20% of sales, respectively. The performance standards will be based on quarterly operating periods. Bonuses are accrued quarterly and allocated as of the end of each calendar year. No employees have vested rights in the bonus plan. The Board of Directors of the Company acts as a committee to determine who participates and the actual amount of the individual bonuses. No bonuses were paid during 1996, 1995, or 1994 under this plan.

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

James V. Warren [1] [2]
 The Spear Group
 Suite 300
 6525 The Corners Parkway
 Atlanta, GA 30092                 7,584,500           27.22%

K. H. Smith [1] [2]
 Suite 1890
 One Buckhead Plaza
 3060 Peachtree Rd. N.W.
 Atlanta, GA 30305                 7,584,500           27.22%

James C. Melton, Sr. [1]
 Suite 1890
 One Buckhead Plaza
 3060 Peachtree Rd. N.W.
 Atlanta, GA 30305

All Officers and Directors
as a Group (3 individuals)              15,169,000
54.44% 0%

[1] These individuals are officers and/or directors of the Company.
[2] Beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. John  Allen, former  Chairman  of  the  Board,  is  also
Chairman of  the Board  of Directors  of Laura Technologies, Inc.
with whom the Company and/or its subsidiaries had a loan in the amount of $210,774 as of December 31, 1995.

     Carolyn Meehan, wife of William Meehan, president and CEO of the Company until his resignation on January 6, 1997, is president of Carlton Technologies Limited with whom the Company had various loans during 1995 and 1996 and had a loan in the amount of $397,212 as of December 31, 1995. Many of these loans were retired by the issuance of the Company's common stock in exchange for the debt. At December 31, 1996, the Company had a receivable of $150,205 from the issuance of common stock in excess of debt to Carlton.

     Mr. K. H. Smith and James V. Warren are majority shareholders in GWP, Inc.,("GWP") from which the Company has an account receivable in the amount of $270,000 as of December 31, 1996. Effective January 7, 1997, Mr. Smith became President, CEO and Director of the Company. Mr. Warren became a director effective January 7, 1997 and Chairman of the Board effective January 20, 1997.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS
ON FORM 8-K.

     No reports on Form 8-K have been filed during the last quarter for which this Form 10-K is filed.

                         REPORT OF INDEPENDENT ACCOUNTANTS

            To the Board of Directors and Stockholders
            U.S. Technologies Inc. and Subsidiaries

            Our report on the consolidated financial statements of U.S. Technologies Inc. and Subsidiaries is included on page 18 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 2 of this Form 10-K.

            In our opinion, the 1996 and 1995 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                            BROWN, GRAHAM AND COMPANY
            P.C.



            Georgetown, Texas
            April 8, 1997






















                                          40

                     U.S. Technologies Inc.
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      For the years ended December 31, 1996, 1995 and 1994

  Column A  Column B          Column C      Column DColumn E
                              Additions
                           (1)      (2)
            Balance atCharged toCharged to        Balance at
             beginningcost and   other               end of
Classificationof periodexpensesaccounts Deductions   period

1996:
  Accounts receivable -
   bad debt reserve$  68,434$  90,953  $  68,434   $  90,953

   Inventory
     Obsolescence$295,000$427,060       $137,060    $585,000

1995:
  Accounts receivable -
   bad debt reserve$  49,830$  43,872  $  25,268   $  68,434

   Inventory
     Obsolescence$  33,000$262,000                  $295,000

1994:
  Accounts receivable -
   bad debt reserve$129,044$  49,830    $129,044   $  49,830

   Inventory
     Obsolescence$170,363$  33,000      $170,363   $  33,000












  NOTE:  These valuation and qualifying accounts were deducted from the assets to which they apply.












                                   41

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 1997.

                             U.S. TECHNOLOGIES INC.




                             BY:s/ K. H. Smith
                                K. H. Smith
                                President & CEO



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                Date

s/K. H. Smith           President & CEO      April 14, 1997
K. H. Smith                 Director
                       Acting Controller
               Acting Principal Accounting Officer


s/James C. Melton, Sr.                       DirectorApril 14,
1997
James C. Melton, Sr.























                                42