Form 10-Q
period 1997-03-31
U S TECHNOLOGIES INC
filed 1997-05-15
CIK 810130

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.   20549
                        ______________


     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997


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

                      Yes [X]   No [  ]

  The number of shares outstanding of the Registrant's common stock, par value $0.02, at May 15, 1997, was 27,112,263.
                    U.S. TECHNOLOGIES INC.

        Form 10-Q-For the Quarter Ended March 31, 1997


                            INDEX
                                                        Page No.
PART I.   Financial Information

Item 1.   Financial Statements                             3

          Consolidated Balance Sheets
          March 31, 1997 and December 31, 1996             4

          Consolidated Statements of Operations
          Three months Ended March 31, 1997 and 1996       5

          Consolidated Statements of Changes in Stockholders'
          Equity                                           6

          Consolidated Statements of Cash Flows
          Three months Ended March 31, 1997 and 1996       7

          Notes to Financial Statements                 8-13

Item 2.   Management's Discussion and Analysis of Financial
          Condition and results of Operations          14-15

PART II.  OTHER INFORMATION                               16

Item 1.   Legal Proceedings                            16-17

Item 2.   Changes in the Rights of the Company's Security
          Holders                                         17

Item 4.   Submission of Matters to a Vote of Security
          Holders                                         17

Item 6.
Exhibits and Reports on Form 8-K                          17

                           PART I.





               Item 1.   Financial Statements.

                         U.S. Technologies Inc.
                  CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                                  March 31,   December 31,
                                                     1997         1996

Current assets:
  Cash in bank                             $        2,863              $
1,548
  Accounts receivable - trade                     284,658        238,647
  Accounts receivable - related party             270,000        270,000
  Inventories                                     512,218        472,227
  Prepaid expenses                                    291            273
    Total current assets                        1,070,030        982,695

Property and equipment - net                      141,374        146,118

Other assets:
  Investment - technologies and goodwill        1,408,839      1,519,917
  Other assets                                      3,952          3,952
    Total other assets                          1,412,791      1,523,869

              Total assets                  $   2,624,195 $    2,652,682

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $     740,682$       806,204
  Accrued expenses                                604,552        613,958
    Total current liabilities                   1,345,234      1,420,162

Long-term liabilities:
  Notes payable                                   144,000        144,000

Commitments and contingencies: (Note 3)

Stockholders' equity:
   Preferred stock - $.02 par value; 10,000,000 shares authorized;
      no shares issued                                -              -
   Common stock - $.02 par value; 40,000,000 shares
     authorized; 24,752,263 and 21,857,263 shares
     issued and outstanding at March 31, 1997
     and December 31, 1996, respectively          495,046        437,146
   Additional paid-in capital                  11,961,411     11,729,811
   Accumulated deficit                        (11,171,291)   (10,928,232)
   Stock receivable                         (     150,205) (     150,205)
    Total stockholders' equity                  1,134,961      1,088,520

          Total liabilities and stockholders' equity$    2,624,195     $
2,652,682

          The accompanying notes are an integral part of the consolidated financial statements.

                     U.S. Technologies Inc.
             CONSOLIDATED STATEMENTS OF OPERATIONS


                                  Three months Ended March 31
                                            1997       1996

Net Sales                             $    671,787$    400,661

Operating costs and expenses:
  Cost of sales                            668,968   711,111
  Selling expense                           23,901    31,806
  General and administrative expense       222,708     354,952

     Total operating costs and expenses    915,577 1,097,869

(Loss) from operations               (     243,790)(     697,208)

Other income (expense)
  Interest income                                -         8
  Other income                               4,501   156,436
  Interest expense                  (        3,770)(       17,476)
  Other expense                                  -     (            646)


 Total other income                            731    138,322

   Net loss                           $(   243,059)$(    558,886)


Loss per common share              $(        0.01)$(         0.04)

Cash dividends per common share           $          0.00               $
0.00

Weighted-average common shares outstanding 22,223,725       13,154,852

          The accompanying notes are an integral part of the consolidated financial statements.

                     U.S. Technologies Inc.
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


               $0.01 Par Value
                  Common Stock    Additional
                 Number of  Par    Paid-In    Accumulated
                   Shares  Value   Capital     Deficit  Total

Balance,
December 31, 199515,875,963$317,520$ 9,887,485$(8,345,220)$1,859,785
Stock options exercised3,536,00070,720481,780      -  552,500
Rule 144 stock issued1,845,30036,906534,331        -  571,237
Stock exchanged for services    -         - (150,205)       -(150,205)
Stock issued - gems600,000 12,000    78,000        -   90,000
Debt contributed to capital     -         -  748,215        -748,215
Net (loss)               -_______           -(2,583,012)(2,583,012)

Balance, December 31, 199621,857,263437,14611,579,606(10,928,232)      1,088,520

Stock issued     2,895,000 57,900   231,600        -  289,500
Net loss        _____________________________    (243,059)   (243,059)
Balance March 31, 199724,752,263$495,046$11,811,206$(11,171,291)$1,134,961

          The accompanying notes are an integral part of the consolidated financial statements.

                     U.S. Technologies Inc.
             CONSOLIDATED STATEMENTS OF CASH FLOWS


                              Three months Ended March 31,
                                         1997       1996
Cash flows from operating activities:
 (Loss) from continuing operations$(  243,059)$( 558,886)

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization     124,746    427,444
       Excess of market over issue price
            of Rule 144 stock               -    145,181

  Changes in certain assets and liabilities:
    Accounts receivable             (  46,011) (  82,172)
    Inventories                     (  39,991)(    3,866)
    Prepaid expense              (         18)(    3,603)
    Accounts payable                (  65,522)     3,325
    Accrued expenses               (    9,406)    43,956
                                       ______     ______

      Net cash provided (used) by
        operating activities         (279,261) ( 185,057)

Cash flows from investing activities:
  Equipment purchases               (   8,924)(        648)
  Decrease in other assets                  -          4,485
      Net cash provided by (used in) investing activities   (   8,924)     3,838

Cash flows from financing activities:
 Proceeds from issuance of common stock289,500    45,000
 Proceeds from short term notes             -     150,689
      Net cash provided (used) by financing
       activities                     289,500    195,689

Increase in cash                        1,315     14,470
Cash, beginning of period               1,548      2,579
Cash, end of period               $     2,863$     17,049











          The accompanying notes are an integral part of the consolidated financial statements.

                   U.S. Technologies Inc.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company
     U.S. Technologies Inc. furnishes administrative and management services to its wholly owned subsidiaries. Lockhart Technologies, Inc.("LTI") and Newdat, Inc. LTI operations consist of contract manufacturing, prototyping and repair of printed circuit boards using surface mount, through-hole and mixed technology. Newdat, Inc. and its 80% owned subsidiary SensonCorp, Limited were acquired on January 23, 1995. U.S. Technologies Inc., together with its subsidiaries, are hereinafter referred to collectively as "the Company."

     Principles of Consolidation
     The consolidated balance sheets at December 31, 1996 and March 31, 1997 include the accounts of U.S. Technologies Inc., and its subsidiaries. The consolidated statements of operations, changes in stockholders' equity and cash flows include the accounts of U.S. Technologies Inc., and its subsidiaries for the three months ended March 31, 1996 and 1995.

     Presentation Basis
     The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses during each of the three years in the period ended December 31, 1996, and had working capital deficiencies at December 31, 1996.

     The Company's continued existence is dependent upon its ability to resolve its liquidity problems. While there is no assurance that such problems can be resolved, the Company believes there is a reasonable expectation of achieving that goal through the cash generated from future operations, the introduction of new products into the market and the sale of additional common stock.

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

     Technologies and Goodwill
     Acquired technologies and goodwill are being amortized over a 60 month period.

2.   ACCOUNTS RECEIVABLE

     Accounts receivable  - trade  at  March  31,  1997  and
December 31,  1996 is  net  of  an  allowance  for  doubtful
accounts  in   the  amount   of  $16,337   and      $90,953,
respectively.

3.   INVENTORIES

     At March 31, 1997 and December 31, 1996, inventories consist of the following:

                                         1997          1996

           Raw materials           ......  $ 1,043,310
$    984,811
           Work in progress         53,908       72,416
                                   1,097,218  1,057,227
           Valuation allowance     ...... (     585,000)
(  585,000)

                                   $     512,218$   472,227

4.   PROPERTY AND EQUIPMENT

     At March 31, 1997 and December 31, 1996, property and equipment consist of the following:

                                           1997
1996

           Equipment                      $     939,849
$     936,559
           Furniture and fixtures               164,056
164,056

           Leasehold improvements               123,520
123,520
                                   1,227,425  1,224,135
           Less accumulated depreciation     (1,086,051)
(1,078,017)
                                   $    141,374$    146,118

5.   TECHNOLOGIES AND GOODWILL

     Technologies  and   goodwill  at  March  31,  1997  and
December 31, 1996 consist of the following:

                                          1997
1996

           Technologies                     $ 1,692,500
$ 1,692,500
           Goodwill                     849,065
849,065
                                   2,541,565  2,541,565
           Accumulated amortization
(1,132,726)    (1,021,648)

                                   $ 1,408,839$ 1,519,917



6.   NOTES PAYABLE

     Notes payable at March 31, 1997 and December 31, 1996, consist of the following:


                                                        1997
1996
           Notes   payable    to
           individuals   and   a
           trust at  rates  from
           12%      to      14%,
           unsecured,  due  July
           1, 1998 and
           January 1, 1999         $144,000  $  144,000


7.   INCOME TAXES

     Deferred income  tax at March 31, 1997 and December 31,
1996 follows:

                                          1997
1996

           Deferred income tax asset        $ 2,791,422
$ 2,708,782

           Valuation allowance                2,791,422
2,708,782

           Total deferred tax asset                        $
-              $          -

     At December 31, 1996, the Company has available for federal income tax purposes unused operating losses which may provide future tax benefits expiring as follows:

           Year of Expiration  Net Operating Loss
                  2003      $    1,383,000
                  2005             379,903
                  2006              65,727
                  2007             363,554
                  2008           2,183,089
                  2009             894,689
                  2010           1,323,470
                  2011           2,240,937

                            $    8,834,369

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

     On January 24, 1995, an action styled SensonCorp Systems, Inc., SensonCorp Pacific, SensonCorp Southeast, SensonCorp West, Creative Media Resources vs. SensonCorp Limited, William Meehan, Dugal Allen, John Allen, DOES 1 through 50, in the United States District Court Northern District of California, Cause No. C-95-00282. The action seeks equitable relief and damages for breach of contract, breach of implied warranty of good faith and fair dealing, common law fraud, negligent misrepresentation, unfair competition, interference with contract, accounting, receiver/attachment, and theft of trade secrets. The causes of action are related to a marketing agreement between Senson and the plaintiffs. The suit does not specify the dollar amount of damages sought. The plaintiff's were denied most of the equitable relief they sought, but obtained a temporary injunction requiring Senson to continue selling them certain products on Senson's usual and customary terms. This ceased when Senson subsequently canceled the agreement on "Without Cause" grounds in May 1995. The company was notified that the plaintiff has dismissed all proceedings as of January 1997.

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


9.   SHAREHOLDERS EQUITY

     The following table reconciles the number of commons shares shown as outstanding on the balance sheet with the weighted average number of common and common equivalent shares used in computing earnings per share for the three months ended March 31, 1997 and 1996:

                                                        1997
1996

     Common shares outstanding               $ 24,752,263
$ 17,097,263
     Effects of using weighted average
        shares outstanding                                 (
2,528,538)       (  3,942,411)

     Shares used in computing earnings
        per share                       $ 22,223,725   $
13,154,852

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

10.  RELATED PARTIES

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

11.  SUBSEQUENT EVENTS

     Subsequent to  March 31, 1997, K. H. Smith and James V.
Warren purchased 2,360,000 shares of Rule 144 common stock at $0.10 per share which management believes is market value.

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

     2.   That SWG and/or its designee (K.H. Smith and James
          V. Warren) would purchase 1,500,000 shares of the Company's common stock upon execution of the letter of intent on January 6, 1997.

     3.   That SWG and/or its designee (K. H. Smith and
          James V. Warren) could purchase an additional maximum of 4,500,000 shares of the Company's common stock by April 7, 1997.

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

     Working capital, while still negative, improved by $162,263 at March 31, 1997. This was made possible by an injection of new equity from new management. The equity was used to fund increased sales volume during this same quarter. The increased sales volume resulted in an increase in inventory and accounts receivable. At the same time, accounts payable decreased by $65,522, or 8%. As of March 31, 1997 and 1996, the company had no short term financing from lending institutions. The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. New management believes the Company's continued existence will be accomplished by solving its liquidity problem through profitable operations, with financing provided by equity.

Results of Operations - Quarter Ended March 31, 1997
          During the three month period ended March 31, 1997, the Company had a net loss of $243,058 or $(0.008) per weighted-average share, on net sales of $671,787 as compared to a net loss of $558,886 or $(0.04) per weighted average share, on net sales of $400,661 for the comparable period in 1996. Net sales increased approximately 67.7% for the three month period ended March 31, 1997 over the comparable period in 1996 primarily due to the increase of production jobs from key customers and the Company's ability to purchase the necessary components to do turnkey jobs because of the new injection of equity from new management.

          Gross margin for the three month period ended March 31, 1997 was 0.4%. While this is a totally unacceptable gross margin, it represents an increase over the comparable period in 1996 of a (77.5)% (negative) gross margin. This tremendous improvement was the result of increased efficiency from new management's redesign of the plant layout as well as a reduction in cost of purchases due to improved relationships with old vendors or better prices from new vendors.

          Selling expenses represented only 3.6% of sales during the three month period ended March 31, 1997, compared to 7.9% for the comparable period in 1996. The significant decrease in sales expense for 1997 was the direct result of policy changes implemented immediately by new management. This included sales personnel being placed on a commission only basis, and being held accountable for certain minimum sales volume.

          Administrative expenses for the three month period ended March 31, 1997, was only 33.2% of sales as compared to 88.68% for the comparable period in 1996. The tremendous percentage decrease is due to new management's immediate and aggressive cost cutting measures primarily in the reduction of staff. Corporate staff in the Company's LTI subsidiary was reduced by 60%. More efficient systems were implemented and duties reassigned to handle the increased sales volume with fewer people.

          No expenditures were made during the periods reported on for research and development in 1997 and 1996.

          While  the   Company  anticipates   a    continued
     increase in  demand for  its products and services, the
     capacity  to   meet  these   demands  are   limited  by
     equipment, personnel and working capital.

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

     On January 24, 1995, an action styled SensonCorp Systems, Inc., SensonCorp Pacific, SensonCorp Southeast, SensonCorp West, Creative Media Resources vs. SensonCorp Limited, William Meehan, Dugal Allen, John Allen, DOES 1 through 50, in the United States District Court Northern District of California, Cause No. C-95-00282. The action seeks equitable relief and damages for breach of contract, breach of implied warranty of good faith and fair dealing, common law fraud, negligent misrepresentation, unfair competition, interference with contract, accounting, receiver/attachment, and theft of trade secrets. The causes of action are related to a marketing agreement between Senson and the plaintiffs. The suit does not specify the dollar amount of damages sought. The plaintiff's were denied most of the equitable relief they sought, but obtained a temporary injunction requiring Senson to continue selling them certain products on Senson's usual and customary terms. This ceased when Senson subsequently canceled the agreement on "Without Cause" grounds in May 1995. The company was notified that the plaintiff has dismissed all proceedings as of January 1997.

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

Item 6.  Exhibits and Reports on Form 8-K.

     A Form 8-K was filed on January 10, 1997 reporting changes in the board of directors of the Company.

                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              U.S. TECHNOLOGIES INC.



DATE: May 14, 1997            BY:  s/K. H. Smith
                               K. H. Smith
                               President and CEO