Form 10-Q
period 1997-06-30
U S TECHNOLOGIES INC
filed 1997-08-14
CIK 810130

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.   20549
                        ______________


     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997


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

                      Yes [  ]   No [X]

  The number of shares outstanding of the Registrant's common stock, par value $0.02, at August 14, 1997, was 27,383,263.
                    U.S. TECHNOLOGIES INC.

        Form 10-Q-For the Quarter Ended June 30, 1997


                            INDEX
                                                        Page No.
PART I.   Financial Information

Item 1.   Financial Statements                             3

          Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996              4

          Consolidated Statements of Operations
          Six months Ended June 30, 1997 and 1996          5

          Consolidated Statements of Operations
          Three months Ended June 30, 1997 and 1996        6

          Consolidated Statements of Changes in Stockholders'
          Equity                                           7

          Consolidated Statements of Cash Flows
          Six months Ended June 30, 1997 and 1996          8

          Notes to Financial Statements                 9-14

Item 2.   Management's Discussion and Analysis of Financial
          Condition and results of Operations          15-16

PART II.  OTHER INFORMATION                               17

Item 1.   Legal Proceedings                            17-18

Item 2.   Changes in the Rights of the Company's Security
          Holders                                         18

Item 4.   Submission of Matters to a Vote of Security
          Holders                                         18

Item 6.
Exhibits and Reports on Form 8-K                          18

                           PART I.





               Item 1.   Financial Statements.

                         U.S. Technologies Inc.
                         CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                                   June 30,
                                                     1997     December 31,
                                                  Unaudited       1996

Current assets:
  Cash in bank                             $       91,130$         1,548
  Accounts receivable - trade                     307,124        238,647
  Accounts receivable - related party             270,000        270,000
  Inventories                                     123,585        472,227
  Prepaid expenses                                 18,215            273
    Total current assets                          810,054        982,695

Property and equipment - net                      201,404        146,118

Other assets:
  Investment - technologies and goodwill        1,296,760      1,519,917
  Other assets                                      3,952          3,952
    Total other assets                          1,300,712      1,523,869

              Total assets                 $    2,312,170   $  2,652,682

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $       642,269  $     806,204
  Accrued expenses                                554,526        613,958
  Obligations under capital leases                 12,488
-
    Total current liabilities                   1,209,283      1,420,162

Long-term liabilities:
  Notes payable                                   144,000        144,000
  Obligation under capital leases                  51,996               -
    Total long-term liabilities                   195,996        144,000

Commitments and contingencies: (Note 3)

Stockholders' equity:
   Preferred stock - $.02 par value; 10,000,000 shares authorized;
      no shares issued                                -              -
   Common stock - $.02 par value; 40,000,000 shares
     authorized; 27,907,263 and 21,857,263 shares
     issued and outstanding at June 30, 1997
     and December 31, 1996, respectively          558,146        437,146
   Additional paid-in capital                  12,225,310     11,729,811
   Accumulated deficit                        (11,662,972)   (10,928,232)
   Stock receivable                         (     213,593) (     150,205)
    Total stockholders' equity                    906,891      1,088,520

          Total liabilities and stockholders' equity$    2,312,170     $
2,652,682

          The accompanying notes are an integral part of the consolidated financial statements.

                     U.S. Technologies Inc.
             CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)


                                    Six months Ended June 30,
                                            1997       1996

Net Sales                             $  1,733,800$    411,709

Operating costs and expenses:
  Cost of sales                          1,512,316   848,302
  Loss on write-down of inventory          306,888         -
  Selling expense                           52,627   107,751
  General and administrative expense       665,693     306,910

     Total operating costs and expenses  2,537,524 1,264,963

(Loss) from operations               (     803,724)(     853,254)

Other income (expense)
  Other income                              80,932     5,125
  Interest expense                  (       11,948)(       47,044)
  Other expense                                  -      (         2,054)


 Total other income                         68,984(       43,973)

   Net loss                        $(      734,740)$(     897,227)


Loss per common share
$(            0.03)    $(            0.06)

Cash dividends per common share
$                0.00   $             0.00

Weighted-average common shares outstanding 23,609,479       16,260,756

          The accompanying notes are an integral part of the consolidated financial statements.

                     U.S. Technologies Inc.
             CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)


                                  Three months Ended June 30,
                                            1997       1996

Net Sales                             $  1,062,013$    171,180

Operating costs and expenses:
  Cost of sales                            843,347   453,612
  Loss from write-down of inventory        306,888         -
  Research and development expense               -         -
  Selling expense                           28,726    31,865
  General and administrative expense       442,987     128,770

     Total operating costs and expenses  1,621,948   614,247

(Loss) from operations              (      559,935)(     443,067)

Other income (expense)
  Other income                              76,431     1,181
  Interest expense                (          8,178)(        25,752)
  Other expense                                  -      (          2,071)


   Total other income (expense)             68,253(        26,642)

    Net income (loss)              $(      491,682)$(      469,709)


Earnings (loss) per common share$(           0.02)$(           0.03)
 Net income (loss)

Cash dividends per common share
$            0.00       $             0.00

Weighted-average common shares outstanding 25,438,004       17,097,263

          The accompanying notes are an integral part of the consolidated financial statements.

                     U.S. Technologies Inc.
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Unaudited)

               $0.02 Par Value
                  Common Stock     Additional
                 Number of  Par    Paid-In    Accumulated
                   Shares  Value   Capital     Deficit  Total

Balance,
December 31, 199515,875,963$317,520$ 9,887,485$(8,345,220)$1,859,785
Stock options exercised3,536,00070,720481,780      -  552,500
Rule 144 stock issued1,845,30036,906534,331        -  571,237
Stock exchanged for services    -         - (150,205)       -(150,205)
Stock issued - gems600,000 12,000    78,000        -   90,000
Debt contributed to capital     -         -  748,215        -748,215
Net (loss)                -_______                -(2,583,012)(2,583,012)

Balance, December 31, 199621,857,263437,14611,579,606(10,928,232)      1,088,520

Stock issued     6,050,000121,000   495,499        -  616,499
Stock subscribed         -                  -(      63,388) -(     63,388)
Net loss                 -      -         -(     734,740)(   734,740)
Balance June 30, 199727,907,263$558,146$12,011,717$(11,662,972)$   906,891

          The accompanying notes are an integral part of the consolidated financial statements.

                     U.S. Technologies Inc.
             CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)


                                 Six months Ended June 30,
                                         1997       1996
Cash flows from operating activities:
 (Loss) from continuing operations$(  734,740)$( 897,227)

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization     254,027    352,363
       Excess of market over issue price
            of Rule 144 stock               -          -

  Changes in certain assets and liabilities:
    Accounts receivable            (   68,477)    18,202
    Inventories                       348,642     39,889
    Prepaid expense                (   17,942)(     9,066)
    Accounts payable                ( 163,936)   136,772
    Accrued expenses               (   59,432)   213,051
                                     ________    _______

      Net cash provided (used) by
        operating activities       (  441,858) ( 146,016)

Cash flows from investing activities:
  Equipment purchases             (    86,155)         -
  Decrease in other assets                  -        740
      Net cash provided by (used in)
          investing activities     (   86,155)        740

Cash flows from financing activities:
 Proceeds from issuance of common stock553,111         -
 Increase in obligations under capital leases
         and notes payable             64,484    139,751
      Net cash provided (used) by financing
       activities                     617,595    139,751

Increase in cash                       89,582(      5,525)
Cash, beginning of period               1,548     25,860
Cash, end of period               $    91,130$     20,335

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

     Principles of Consolidation
     The consolidated balance sheets at December 31, 1996, and June 30, 1997, include the accounts of U.S. Technologies Inc., and its subsidiaries. The consolidated statements of operations, changes in stockholders' equity and cash flows include the accounts of U.S. Technologies Inc., and its subsidiaries for the six months ended June 30, 1997 and 1996.

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

     The interim financial statements are unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

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

2.   ACCOUNTS RECEIVABLE

     Accounts receivable  - trade  at  June  30,  1997,  and
December 31, 1996, is net of an allowance for doubtful accounts in the amount of $155 and $90,953, respectively.

3.   INVENTORIES

     At June  30, 1997,  and December  31, 1996, inventories
consist of the following:
                                          1997
1996

           Raw materials                  $     941,888
$    984,811
           Work in progress             73,585       72,416
                                   1,015,473  1,057,227
           Valuation allowance             (    891,888)
(   585,000)

                                   $     123,585$   472,227

     During the six months ended June 30, 1997, raw materials inventory was written-down to its estimated fair market value by increasing the valuation allowance and loss due to write-off of inventory in the amount of $306,888.

4.   PROPERTY AND EQUIPMENT

     At June  30, 1997,  and December 31, 1996, property and
equipment consist of the following:
                                           1997
1996

           Equipment                       $  1,022,714
$    936,559

           Furniture and fixtures               164,056
164,056
           Leasehold improvements               123,520
123,520
                                   1,310,290  1,224,135
           Less accumulated depreciation     (1,108,886)
(1,078,017)
                                   $    201,404$    146,118

5.   TECHNOLOGIES AND GOODWILL

     Technologies  and   goodwill  at  June  30,  1997,  and
December 31, 1996, consist of the following:
                                          1997
1996

           Technologies                     $ 1,692,500
$ 1,692,500
           Goodwill                     849,065
849,065
                                   2,541,565  2,541,565
           Accumulated amortization
(1,244,804)    (1,021,648)

                                   $ 1,296,760$ 1,519,917



6.   NOTES PAYABLE

     Notes payable at March 31, 1997, and December 31, 1996, consist of the following:


                                                        1997
1996
           Notes   payable    to
           individuals   and   a
           trust at  rates  from
           12%      to      14%,
           unsecured,  due  July
           1, 1998, and
           January 1, 1999         $144,000  $  144,000

7.   OBLIGATIONS UNDER CAPITAL LEASES

     On May 2, 1997, Kenneth Smith entered into a capital lease with payments totalling $26,161 to be paid in 24 monthly installments of $342.93 with a balloon payment due June 2, 1999, in the amount of $17,931 at an annual percentage rate of 4.513%. The capital lease is financing the acquisition of a 1997 Rodeo to be used as a delivery vehicle by Lockhart Technologies, Inc. The lease was assigned to LTI on May 23, 1997. The current maturity of this lease obligation totals $4,115 at June 30, 1997.

     On March 29, 1997, Kenneth Smith entered into a capital lease with payments totalling $64,205 to be in 35 monthly installments of 698.78 with a balloon payment due February 29, 2000, in the amount of $26,703 at an annual percentage rate of 9.313%. The capital lease is financing a 1997
Mercedes supplied to Mr. Smith under the terms of his employment agreement. The lease was assigned to U.S. Technologies Inc. on May 23, 1997. The current maturity of this lease obligation totals $8,373 at June 30, 1997.

8.   INCOME TAXES

     Deferred income  tax at June 30, 1997, and December 31,
1996 follows:

                                          1997
1996

           Deferred income tax asset        $ 2,958,954
$ 2,708,782
           Valuation allowance                2,958,954
2,708,782

           Total         deferred          tax         asset
$                 -             $                 -

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

9.   COMMITMENTS AND CONTINGENCIES

     LTI has an operating lease agreement with Wackenhut Corrections Corporation, The Texas Department of Criminal Justice, Division of Pardons and Paroles and the City of Lockhart, Texas, to lease approximately 27,800 square feet of manufacturing and office space commencing February 1, 1997 through January 31, 2000 and provides for an automatic three year extension unless notification is given by either party at least six months prior to the expiration of each term. The lease provides for annual rental rates of $1 per year for the primary term and the automatic three year extension. The amount of space under the lease is subject to be increased or decreased depending upon the number of residents employed by LTI on August 31, 1997.

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

     The Company's Board of Directors, during the year ended December 31, 1994, guaranteed severance pay to four individuals, including themselves, in the event of any merger or acquisition by the Company. In such event the company guaranteed severance pay of four months each to the then Chairman Ryan Corley and the then Director Jack Bryant; and two months each for Leonard Hilt and Neil Ginther, if their employment with the Company or any subsidiary was terminated voluntarily or involuntarily for any reason (with or without cause) within six months following the closing of any acquisition or merger. The same conditions applied if any of the parties resigned before the designated date. Mr. Ginther resigned from the Company during February 1995 and Mr. Corley and Mr. Bryant resigned from the Company during July 1995. Mr. Ginther has stated that he did not wish to claim the severance, while Messieurs Corley and Bryant have requested payment. During 1995, the new Board of Directors questioned the legality of this form of compensation. The severance pay of $46,000 has not been recorded in the accompanying financial statements due to the uncertainty.


     On July 25, 1997, Brian J. McCluskey filed a complaint in the Supreme Court of the State of New York, county of Nassau, claiming breach of an alleged employment contract supposedly entered into on September 3, 1996. Management does not believe that an employment contract existed between the Company and Mr. McCluskey, an investment banker in New York City, or that Mr. McCluskey was, otherwise, an employee of the Company. Management intends to vigorously defend this case.

     On July  14, 1997,  Ryan Corley filed a petition in the
District Court of Travis County, Texas, claiming breach of a contract established by a Board resolution aadopted by the

Board of Directors of U.S. Technologies Inc. on October 27, 1994, wherein, the Board allegedly guaranteed Ryan Corley four (4) months severance pay in the event of a voluntary termination of his employment within six (6) months following the close of any merger or acquisition by the Company. Management does not believe that this Board resolution created an employment contract nor that, in fact, any merger or acquisition by the Company, in fact, occurred which would, in any event, give rise to a severance pay obligation of the Company. Management intends to vigorously defend this case.

     Included in accrued liabilities of the Company is $215,000 representing accrued but unpaid compensation to Mr. William Meehan, the former president and CEO of the Company. The Company accrued the compensation on a monthly basis under the terms of an employment contract between the Company and Mr. Meehan. In 1997, Mr. Meehan initiated an administrative proceeding before the Texas Workforce
Commission which ordered the payment of approximately $56,000 to Mr. Meehan. The Company believes that it has no liability to Mr. Meehan because of, among other things, the breach of his employment contract. The Company intends to vigorously contest this ruling by way of an appeal of the ruling of the Texas Workforce Commission to a Texas state court of competent jurisdiction and shall assert against Mr. Meehan certain claims, defenses and offsets in excess of the accrued but unpaid salary recorded on the books of the Company, including breach of fiduciary duty and illegality.

10.  SHAREHOLDERS EQUITY

     The following table reconciles the number of commons shares shown as outstanding on the balance sheet with the weighted average number of common and common equivalent shares used in computing earnings per share for the six months ended June 30, 1997 and 1996:

                                                        1997
1996

     Common shares outstanding                 27,907,263
17,097,263
     Effects of using weighted average
        shares outstanding                    (  4,297,784)
(   836,507)

     Shares used in computing earnings
        per share                         23,609,479
16,260,756

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

11.  RELATED PARTIES

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

     Mr. K. H. Smith and Mr. James V. Warren are majority shareholders in GWP, Inc., ("GWP") from which the Company has an account receivable in the amount of $270,000 as of December 31, 1996. Effective January 7, 1997, Mr. Smith became President, CEO and Director of the Company. Mr. Warren became a director effective January 7, 1997, and Chairman of the Board effective January 20, 1997.

Item 2.   Management's Discussion  and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

     Although the Company wrote down obsolete inventory by an additional $306,888 during the second quarter (see note
3), working capital still improved. Working capital, while still negative, increased $38,235 at June 30, 1997, ending at $(399,299) as compared to $(437,464) at December 31, 1996. This dramatic change was made possible by an injection of new equity from management. The Company still has not taken advantage of any bank debt at this time, choosing instead to fund itself through operations and equity. Funds provided under this method were used to fund increased sales volume during this same period of time. The increased sales volume resulted in an increase in work-in process inventory and accounts receivable. At this time, accounts payable decreased by $163,935, or an impressive 20.3%. The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. New management believes the Company's continued existence will be accomplished by solving its liquity problem through profitable operations, with financing provided by equity.

Results of Operations - Quarter Ended June 30, 1997

          During the three month and six month periods ended June 30, 1997, the Company had a net loss of $491,682 and $734,740 or $(.02) and $(.03) per weighted-average share, on net sales of $1,062,013 and $1,733,800 as compared to net losses of $469,709 and $897,227 or $(.03) and $(.06) per weighted-average share, on net sales of $171,180 and $411,709 for the comparable periods in 1996. Had it not been for the write down of obsolete inventory during the second quarter (see note
     3) the Company would have had a net loss of $184,794 and $427,852 or $(.01) and $(.03) per weighted-average share. Net sales increased by an amazing 520% for the three month period and an equally impressive 321% for the six month period ended June 30, 1997, over the comparable periods in 1996. It is important to remember the Company is divided into two subsidiaries, LTI and Newdat. LTI is the only revenue producing arm of the Company, accounting for 100% of sales. Newdat owns certain technologies, and while it has no sales, the amortization of this technology and the goodwill associated with it amounted to $129,281 and $254,027 for the three month and six month periods ended June 30, 1997. Taking this into consideration along with the inventory write down of $306,888 in the second quarter means the operating arm, LTI, actually had a net loss of only $55,513 and of only $173,571 or $(.002) and $(.007) per weighted-average share for the three month and six month periods ended June 30, 1997.

          Gross margin for the three month and six month periods ended June 30, 1997 was a positive 20.5% and 12.7% compared to the negative gross margins of (165%) and (106%) for the comparable periods in 1996 and is simply another indication of new management's success in the overall turnaround of the Company. This tremendous improvement was the result of increased efficiency from new management's redesign of the plant layout, as well as a reduction in cost of purchases due to improved relationships with old vendors or better prices from new vendors.

          Selling expenses represented only .03% and 2.7% of sales during the three month and six month periods ended June 30, 1997, compared to 18.6% and 26.65% for the comparable periods in 1996. The significant decrease in sales expense for 1997 was the direct result of policy changes implemented immediately by new management. This included sales personnel being placed on a commission only basis, and being held accountable for certain minimum sales volume. The result was the tremendous increase in sales described above.

          Administrative expenses for the six month period ended June 30, 1997, were only 38.4% of sales as compared to 74.6% for the comparable period in 1996. The tremendous percentage decrease is due to new management's immediate and aggressive cost cutting measures including the implementation of more efficient systems and the reassignment of duties.

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

          On August 11, 1997, a contract was executed with Wackenhut Corrections Corporation. U.S. Technologies will be operating as the "industry partner" with Wackenhut in any correctional facility under its management. Furthermore, under the agreement,
     Wackenhut has committed to purchase products manufactured in the correctional facilities from U.S.

     Technologies.   In return, U.S. Technologies has agreed
     not to operate in any correctional facilities other than those managed by Wackenhut. The agreement is automatically renewable and may be canceled by either party within 90 days of the anniversary of the agreement.

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

     On July 25, 1997, Brian J. McCluskey filed a complaint in the Supreme Court of the State of New York, county of Nassau, claiming breach of an alleged employment contract supposedly entered into on September 3, 1996. Management does not believe that an employment contract existed between the Company and Mr. McCluskey, an investment banker in New York City, or that Mr. McCluskey was, otherwise, an employee of the Company. Management intends to vigorously defend this case.

     On July 14, 1997, Ryan Corley filed a petition in the District Court of Travis County, Texas, claiming breach of a contract established by a Board resolution aadopted by the Board of Directors of U.S. Technologies Inc. on October 27, 1994, wherein, the Board allegedly guaranteed Ryan Corley four (4) months severance pay in the event of a voluntary termination of his employment within six (6) months following the close of any merger or acquisition by the Company. Management does not believe that this Board resolution created an employment contract nor that, in fact, any merger or acquisition by the Company, in fact, occurred which would, in any event, give rise to a severance pay obligation of the Company. Management intends to vigorously defend this case.

     Included in accrued liabilities of the Company is $215,000 representing accrued but unpaid compensation to Mr. William Meehan, the former president and CEO of the Company. The Company accrued the compensation on a monthly basis under the terms of an employment contract between the Company and Mr. Meehan. In 1997, Mr. Meehan initiated an administrative proceeding before the Texas Workforce
Commission which ordered the payment of approximately $56,000 to Mr. Meehan. The Company believes that it has no liability to Mr. Meehan because of, among other things, the breach of his employment contract. The Company intends to vigorously contest this ruling by way of an appeal of the ruling of the Texas Workforce Commission to a Texas state court of competent jurisdiction and shall assert against Mr. Meehan certain claims, defenses and offsets in excess of the accrued but unpaid salary recorded on the books of the Company, including breach of fiduciary duty and illegality.


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

     None

                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              U.S. TECHNOLOGIES INC.



DATE: August 14, 1997              BY:  s/K. H. Smith
                               K. H. Smith
                               President and CEO