Form 10-Q
period 1997-09-30
U S TECHNOLOGIES INC
filed 1997-11-13
CIK 810130

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.   20549
                        ______________


     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30,
               1997


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

                      Yes [X]   No [..]

  The number of shares outstanding of the Registrant's common stock, par value at $0.02 November 11, 1997, was 27,921,063.
                    U.S. TECHNOLOGIES INC.

      Form 10-Q-For the Quarter Ended September 30, 1997


                            INDEX
                                                        Page No.
PART I.   Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheets
          September 30, 1997 and December 31, 1996         4

          Consolidated Statements of Operations
          Nine months Ended September 30, 1997 and 1996    5

          Consolidated Statements of Operations
          Three months Ended September 30, 1997 and 1996   6

          Consolidated Statements of Changes in Stockholders'
          Equity                                           7

          Consolidated Statements of Cash Flows
          Nine months Ended September 30, 1997 and 1996    8

          Notes to Financial Statements                 9-15

Item 2.   Management's Discussion and Analysis of Financial
          Condition and results of Operations          16-17

PART II.  OTHER INFORMATION                               18

Item 1.   Legal Proceedings                            19-20

Item 2.   Changes in the Rights of the Company's Security
          Holders                                         20

Item 4.   Submission of Matters to a Vote of Security
          Holders                                         20

Item 6.
Exhibits and Reports on Form 8-K                          20

                           PART I.





               Item 1.   Financial Statements.

                         U.S. Technologies Inc.
                         CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                                September 30,
                                                     1997     December 31,
                                                  Unaudited       1996
Current assets:
  Cash in bank                             $      117,944$         1,548
  Accounts receivable - trade                     590,165        238,647
  Accounts receivable - related party             270,000        270,000
  Inventories                                     171,400        472,227
  Prepaid expenses                                 17,899            273
    Total current assets                        1,167,408        982,695

Property and equipment - net (note 4)             213,370        146,118

Other assets:
  Investment - technologies and goodwill - net (note 5)1,183,6821,519,917
  Other assets                                      8,170          3,952
    Total other assets                          1,191,852      1,523,869

              Total assets                 $    2,572,630   $  2,652,682

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                $       932,761  $     806,204
  Accounts payable - related party                 37,981
-
  Accrued expenses                                570,713        613,958
  Obligations under capital leases                 12,488              -
  Notes payable (note 6)                           12,000               -
    Total current liabilities                   1,565,943      1,420,162

Long-term liabilities:
  Notes payable - net (note 6)                    164,569        144,000
  Obligation under capital leases                  49,761               -
    Total long-term liabilities                   214,330        144,000

Commitments and contingencies: (Note 3)

Stockholders' equity:
   Preferred stock - $.02 par value; 10,000,000 shares authorized;
      no shares issued                                -              -
   Common stock - $.02 par value; 40,000,000 shares
     authorized; 27,907,263 and 21,857,263 shares
     issued and outstanding at September 30, 1997,
     and December 31, 1996, respectively          558,146        437,146
   Additional paid-in capital                  12,225,311     11,729,811
   Accumulated deficit                        (11,777,508)   (10,928,232)
   Stock receivable                         (     213,592) (     150,205)
    Total stockholders' equity                    792,357      1,088,520
          Total liabilities and stockholders' equity$    2,572,630     $
2,652,682
          The accompanying notes are an integral part of the consolidated financial statements.

                     U.S. Technologies Inc.
             CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)


                              Nine months Ended September 30,
                                            1997       1996

Net Sales                             $  2,964,764$    707,713

Operating costs and expenses:
  Cost of sales                          2,403,526 1,345,878
  Loss on write-down of inventory          306,888         -
  Selling expense                           76,456   128,614
  General and administrative expense     1,083,264     501,988
  Allowance for doubtful accounts            6,268     15,932

     Total operating costs and expenses  3,876,402 1,992,412

(Loss) from operations               (     911,638)(   1,284,699)

Other income (expense)
  Other income                              81,316     6,965
  Interest expense                  (       18,953)(       52,639)
  Other expense                                  -      (         3,532)


 Total other income                         62,363(        49,206)

   Net loss                        $(      849,275)$(   1,333,905)


Loss per common share
$(            0.03)    $(            0.08)

Cash dividends per common share
$                0.00   $             0.00

Weighted-average common shares outstanding 25,098,069       17,118,508

          The accompanying notes are an integral part of the consolidated financial statements.

                     U.S. Technologies Inc.
             CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)


                             Three months Ended September 30,
                                            1997       1996

Net Sales                             $  1,230,964$    296,004

Operating costs and expenses:
  Cost of sales                            891,210   497,576
  Selling expense                           23,829    18,863
  General and administrative expense       417,571     195,078
  Allowance for doubtful accounts            6,268     15,932

     Total operating costs and expenses  1,338,878   727,449

(Loss) from operations              (      107,914)(      431,445)

Other income (expense)
  Other income                                 384     1,840
  Interest expense                (          7,005)(          5,595)
  Other expense                                  -      (          1,478)


   Total other income (expense)   (          6,621)(          5,233)

    Net income (loss)              $(      114,535)$(      436,678)


Earnings (loss) per common share$(           0.01)$(           0.02)
 Net income (loss)

Cash dividends per common share
$            0.00       $             0.00

Weighted-average common shares outstanding 27,907,263       17,647,181

          The accompanying notes are an integral part of the consolidated financial statements.

                     U.S. Technologies Inc.
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Unaudited)

               $0.02 Par Value
                  Common Stock     Additional
                 Number of  Par    Paid-In    Accumulated
                   Shares  Value   Capital     Deficit  Total

Balance,
December 31, 199515,875,963$317,520$ 9,887,485$(8,345,221)$1,859,785
Stock options exercised3,536,00070,720481,780      -  552,500
Rule 144 stock issued1,845,30036,906534,331        -  571,237
Stock exchanged for services    -         - (150,205)       -(150,205)
Stock issued - gems600,000 12,000    78,000        -   90,000
Debt contributed to capital     -         -  748,215        -748,215
Net (loss)                -_______                -(2,583,012)(2,583,012)

Balance, December 31, 199621,857,263437,14611,579,606(10,928,233)      1,088,520

Stock issued     6,050,000121,000   495,499        -  616,499
Stock subscribed         -                  -(      63,388) -(     63,388)
Net loss                 -            -                 -(     849,275)    (
734,740)
Balance,
  September 30, 199727,907,263$558,146$12,011,717$(11,777,508)$   906,891

          The accompanying notes are an integral part of the consolidated financial statements.

                     U.S. Technologies Inc.
             CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)


                           Nine months Ended September 30,
                                         1997       1996
Cash flows from operating activities:
 (Loss) from continuing operations$(  849,275)$( 1,333,905)

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization     390,815    322,999

  Changes in certain assets and liabilities:
    Accounts receivable            (  351,518)(    48,847)
    Inventories                       300,827(    78,932)
    Prepaid expense               (    17,626)(      9,802)
    Accounts payable                  126,556    457,083
    Accounts payable - other           37,981          -
    Accrued expenses              (    43,245)   355,489
                                     ________    _______

      Net cash provided (used) by
        operating activities       (  405,485) ( 335,915)

Cash flows from investing activities:
  Equipment purchases            (      2,964)         -
  Increase in other assets       (      4,218) (        740)
      Net cash provided by (used in)
          investing activities    (     7,182)             (      740)

Cash flows from financing activities:
 Proceeds from issuance of common stock553,111         -
 Increase (decrease) in obligations under capital
         leases and notes payable  (   24,048)   326,200
      Net cash provided (used) by financing
       activities                     529,063    326,200

Increase in cash                      116,396(     10,455)
Cash, beginning of period               1,548     25,860
Cash, end of period               $   117,944$       15,405



Supplemental schedule of noncash investing and financing activities:
     1997:   Acquired equipment in the amount of $118,866 financed
                  through capital leases and unsecured note payable amounting to $118,866.

                  Common stock in the amount of 633,870 shares was acquired through a stock subscription receivable in the amount of $63,387.

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

     Principles of Consolidation
     The consolidated balance sheets at December 31, 1996, and September 30, 1997, include the accounts of U.S. Technologies Inc., and its subsidiaries. The consolidated statements of operations, changes in stockholders' equity and cash flows include the accounts of U.S. Technologies Inc., and its subsidiaries for the nine months ended September 30, 1997, and 1996.

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

2.   ACCOUNTS RECEIVABLE

     Accounts receivable  - trade at September 30, 1997, and
December 31, 1996, is net of an allowance for doubtful accounts in the amount of $6,268 and $90,953, respectively.

3.   INVENTORIES

     At  September   30,  1997,   and  December   31,  1996,
inventories consist of the following:
                                          1997
1996

           Raw materials                  $     957,142
$    984,811
           Work in progress            106,146       72,416
                                   1,063,288  1,057,227
           Valuation allowance             (    891,888)
(   585,000)

                                   $     171,400$   472,227

     During the nine months ended September 30, 1997, raw materials inventory was written-down to its estimated fair market value by increasing the valuation allowance and loss due to write-off of inventory in the amount of $306,888.

4.   PROPERTY AND EQUIPMENT

     At September  30, 1997, and December 31, 1996, property
and equipment consist of the following:
                                           1997
1996

           Equipment                       $  1,058,716
$    936,559

           Furniture and fixtures               164,056
164,056
           Leasehold improvements               123,520
123,520
                                   1,346,292  1,224,135
           Less accumulated depreciation     (1,132,922)
(1,078,017)
                                   $    213,370$    146,118

5.   TECHNOLOGIES AND GOODWILL

     Technologies and  goodwill at  September 30,  1997, and
December 31, 1996, consist of the following:
                                          1997
1996

           Technologies                     $ 1,692,500
$ 1,692,500
           Goodwill                     849,065
849,065
                                   2,541,565  2,541,565
           Accumulated amortization
(1,357,883)    (1,021,648)

                                   $ 1,183,682$ 1,519,917



6.   NOTES PAYABLE

     Notes payable  at September  30, 1997, and December 31,
1996, consist of the following:

                                                        1997
1996
           Notes   payable    to
           individuals   and   a
           trust at  rates  from
           12%      to      14%,
           unsecured,  due  July
           1, 1998, and
           January 1, 1999         $144,000  $  144,000

           Note payable to National
           Asset Placement Corporation
           at a rate of 5%, unsecured,
           due July 27, 2,000                    32,569
-
                                    176,569     144,000
           Current portion                            12,000
-
               Long-term debt          $ 164,569
$ 144,000

Following are the long-term debt maturities for the above notes payable for each of the next five years:

                            1997           1996
           1998             $    12,000   $              -
           1999                 156,000         144,000
           2000                     8,569                -
           2001                             -
-
           2002                             -
-
           Total            $ 176,569        $  144,000

7.   OBLIGATIONS UNDER CAPITAL LEASES

     On May 2, 1997, Kenneth Smith entered into a capital lease with payments totalling $26,161 to be paid in 24 monthly installments of $342.93 with a balloon payment due June 2, 1999, in the amount of $17,931 at an annual percentage rate of 4.513%. The capital lease is financing the acquisition of a 1997 Rodeo to be used as a delivery vehicle by Lockhart Technologies, Inc. The lease was assigned to LTI on May 23, 1997. The current maturity of this lease obligation totals $4,115 at September 30, 1997.

     On March 29, 1997, Kenneth Smith entered into a capital lease with payments totalling $64,205 to be in 35 monthly installments of 698.78 with a balloon payment due February 29, 2000, in the amount of $26,703 at an annual percentage rate of 9.313%. The capital lease is financing a 1997
Mercedes supplied to Mr. Smith under the terms of his employment agreement. The lease was assigned to U.S. Technologies Inc. on May 23, 1997. The current maturity of this lease obligation totals $8,373 at September 30, 1997.

Following are  the long-term  debt maturities  for the above obligations under  capital leases  for each of the next five years:
                                  1997
           1998                    $  12,488
           1999                        27,466
           2000                        22,295
           2001                                  -
           2002                                  -
           Total                   $  62,249

8.   INCOME TAXES

     Deferred income tax at September 30, 1997, and December
31, 1996, follows:

                                          1997
1996

           Deferred income tax asset        $ 3,031,568
$ 2,820,409
           Valuation allowance                3,031,568
2,820,409

           Total         deferred          tax         asset
$                 -             $                 -

     At December 31, 1996, the Company has available for federal income tax purposes unused operating losses which may provide future tax benefits expiring as follows:

           Year of Expiration  Net Operating Loss
                  2003      $    1,383,000
                  2005             379,903
                  2006              65,727
                  2007             363,554
                  2008           2,183,089
                  2009             894,689
                  2010           1,323,470
                  2011           1,703,884

                            $    8,297,316


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

     AMI, Republic and certain of its former officers and directors are subject to a federal tax claim relating to alleged unpaid payroll taxes. The alleged tax liabilities occurred prior to the Company's foreclosure of its security interest in AMI and the sale of AMI and Republic on June 30, 1994, and the ninety days following the sale of these former subsidiaries. Certain former officers and directors who are subject to the government's claim assert entitlement to indemnification on the part of the Company in the event they are held personally liable. At this time, the Company is not aware of any contingent liability relating to indemnification obligations on the part of the Company, but will address such claims if they arise.

     There were several lawsuits outstanding against AMI and Republic at the time they were sold. AMI and Republic are separate corporations, incorporated under the laws of the State of Texas. Therefore, the Company believes it has no liability arising out of, or in connection with, any lawsuits against AMI or Republic.

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

     On July 14, 1997, Ryan Corley filed a petition in the District Court of Travis County, Texas, claiming breach of a contract established by a Board resolution adopted by the Board of Directors of U.S. Technologies Inc. on October 27, 1994, wherein, the Board allegedly guaranteed Ryan Corley four (4) months severance pay in the event of a voluntary termination of his employment within six (6) months following the close of any merger or acquisition by the Company. Management does not believe that this Board resolution created an employment contract nor that, in fact, any merger or acquisition by the Company, in fact, occurred which would, in any event, give rise to a severance pay obligation of the Company. Management intends to vigorously defend this case.

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

10.  SHAREHOLDERS EQUITY

     The following table reconciles the number of commons shares shown as outstanding on the balance sheet with the weighted average number of common and common equivalent shares used in computing earnings per share for the nine months ended September 30, 1997, and 1996:

                                                        1997
1996

     Common shares outstanding                 27,907,263
21,257,263
     Effects of using weighted average
        shares outstanding                    (  2,809,194)
( 4,138,755)

     Shares used in computing earnings
        per share                         25,098,069
17,118,508

     On August 7, 1996, the Company purchased an 85% interest in the QuakeAlarm technology for $552,500 by an exchange of 3,536,000 shares of the Company's common stock. This fully integrated early warning earthquake alarm can detect first signs of an imminent earthquake by sensing the quake's "P" (primary) wave. The purchase of the majority ownership gives the Company the exclusive manufacturing and marketing rights to the product worldwide. The purchased technology is being amortized over 5 years on the straight line method. Amortization in the amount of $46,042 has been charged to expense during the year ended December 31, 1996.

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

12.  SUBSEQUENT EVENTS

     On October 1, 1997, the Board of Directors voted to retire notes payable and interest accrued thru October 1, 1997, in exchange for shares of common stock that transferred on October 29, 1997. The total debt retired amounts to $122,766.

Item 2.   Management's Discussion  and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

     Working capital, while still negative, improved by $108,933 at September 30, 1997, ending at $(398,535) as compared to $(507,468) at December 31, 1996. This improvement was made possible by an injection of additional equity from new management. The Company still has not taken advantage of any bank debt at this time, choosing instead to fund itself through cash flows from operations and additional equity. Funds provided under this method funded the large increases in net sales and accounts receivable while accounts payable increased only $126,556 or 15.7% for the nine month period ending September 30, 1997. The Company's consolidated financial statements have been presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. New management believes that the Company's continued existence will be accomplished by solving its liquidity problem through profitable operations and with financing provided by additional equity.

     The Company adapted Financial Accounting Standard ("FASB") No. 109, "Accounting for Income Taxes" during the year ended December 31, 1993, which establishes generally accepted accounting principles for the financial accounting measurement and disclosure principles for income taxes. The change had no effect on any of the financial statements presented.

Results of Operations - Quarter Ended September 30, 1997

          During the three month and nine month periods ended September 30, 1997, the Company had a net loss of $114,535 and $849,275 or $(0.004) and $(0.03) per weighted-average share, on net sales of $1,230,964 and $2,964,764 as compared to net losses of $436,678 and $1,333,905 or $(0.02) and $(0.08) per weighted-average share, on net sales of $296,004 and $707,713 for the comparable periods in 1996. Net sales for the three month period and the nine month period ending September 30, 1997 increased 315% and 318%, respectively, over the comparable periods in 1996. Net sales for the three month and the nine month periods ending September 30, 1997, were 87.2% and 210%, respectively, of the total net sales for the entity for all of 1996, amounting to $707,713.

          Gross margin for the three month and nine month periods ended September 30, 1997, was a positive 27.6% and 18.9% compared to the negative gross margins of (168.1%) and (190.2%) for the comparable periods in 1996. This continues to reflect new management's success in the overall turnaround of the Company.

          Selling expenses represented only 2% of sales for both the three month and nine month periods ended September 30, 1997, compared to 6.4% and 18.2% for the comparable periods in 1996. This significant decrease in sales expense for 1997 was the direct result of policy changes implemented immediately by new management. This included sales personnel being placed on a commission only basis, and being held accountable for certain minimum sales volumns.

          Administrative expenses for the three month and nine month periods ended September 30, 1997, was only 33.9% and 36.5% of sales as compared to 65.9% and 70.9% for the comparable periods in 1996. The tremendous percentage decrease is due to new management's immediate and aggressive cost cutting measures primarily in the reduction of staff. More efficient systems were implemented and duties reassigned so as to handle the increased sales volume with fewer people.
          No expenditures were made during the periods reported on for research and development in 1997 and 1996.

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

                          PART II.




                     OTHER INFORMATION

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

Item 6.  Exhibits and Reports on Form 8-K.

     Company filed Form 8-K on September 26, 1997, regarding a change in control of the Company occurring on April 7, 1997.

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