Form 10-Q/A
period 1997-06-30
U S TECHNOLOGIES INC
filed 1998-04-15
CIK 810130

                                   Form 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 --------------


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-15960



                             U.S. Technologies Inc.
             (Exact name of Registrant as specified in its charter.)




State of Delaware                                                73- 1284747
(State of Incorporation)                                     (I. R. S. Employer
                                                             Identification No.)

                          3901 Roswell Road, Suite 300
                             Marietta, Georgia 30062
                    (Address of principal executive offices.)


Registrant's telephone number,
including area code:  (770) 565-4311




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

PART I.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS.

                             U.S. TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                             June 30,
                                                                               1997           December 31,
                                                                            Unaudited             1996
                                                                           ------------       ------------
Current assets:
    Cash in bank                                                           $     91,130       $      1,548
    Accounts receivable trade, net                                              307,124            238,647
    Inventories, net                                                            123,585            472,227
    Prepaid expenses                                                             18,211                273
                                                                           ------------       ------------
        Total current assets                                                    540,050            712,695
                                                                           ------------       ------------

Property and equipment - net                                                    136,924            146,118
                                                                           ------------       ------------

Other assets:
    Investment - technologies and goodwill, net                                      --          1,519,917
     Note receivable - related party                                            270,000            270,000
    Other assets                                                                  3,952              3,952
                                                                           ------------       ------------
        Total other assets                                                      273,952          1,793,869
                                                                           ------------       ------------

              Total assets                                                 $    950,926       $  2,652,682
                                                                           ============       ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
    Accounts payable                                                       $    642,269       $    806,204
    Accrued expenses                                                            787,697            613,958
                                                                           ------------       ------------

        Total current liabilities                                             1,429,966          1,420,162
                                                                           ------------       ------------

Notes payable                                                                   144,000            144,000
                                                                           ------------       ------------

Stockholders' equity (capital deficit):
      Preferred stock - $.02 par value; 10,000,000 shares
        authorized; no shares issued                                                 --                 --
      Common stock - $.02 par value; 40,000,000 shares
        authorized; 27,907,263 and 21,857,263 shares
        issued and outstanding at June 30, 1997,
        and December 31, 1996, respectively                                     558,146            437,146
      Additional paid-in capital                                             12,225,310         11,729,811
      Accumulated deficit                                                   (13,192,904)       (10,928,232)
      Stock receivable                                                         (213,592)          (150,205)
                                                                           ------------       ------------
        Total stockholders' equity (capital deficit)                           (623,040)         1,088,520
                                                                           ------------       ------------

         Total liabilities and stockholders' equity (capital deficit)      $    950,926       $  2,652,682
                                                                           ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Six Months Ended June 30,
                                                -------------------------------
                                                     1997               1996
                                                ------------       ------------
Net Sales                                       $  1,733,800       $    411,709
                                                ------------       ------------

Operating costs and expenses:
    Cost of sales                                  1,670,946            848,302
    Selling expense                                   21,064            109,751
    General and administrative expense               517,448            306,910
    Impairment of long lived assets                1,408,839                 --
    Restructuring charge                             196,903                 --
    Other - litigation                               252,256                 --
                                                ------------       ------------

    Total operating costs and expenses             4,067,456          1,264,963
                                                ------------       ------------

Loss from operations                              (2,333,656)          (853,254)

Other income (expense)
    Other income                                      80,932              5,125
    Interest expense                                 (11,948)           (47,044)
    Other expense                                         --             (2,054)
                                                ------------       ------------

  Total other income (expense)                        68,984            (43,973)
                                                ------------       ------------

      Net loss                                  $ (2,264,672)      $   (897,227)
                                                ============       ============


Basic and diluted loss per common share         $      (0.10)      $      (0.06)
                                                ------------       ------------


Weighted-average common shares outstanding        23,609,479         16,260,756
                                                ============       ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended June 30,
                                                 -------------------------------
                                                     1997               1996
                                                 ------------       ------------
Net Sales                                        $  1,062,013       $    171,180
                                                 ------------       ------------

Operating costs and expenses:
    Cost of sales                                   1,109,053            453,612
    Selling expense                                    21,064             31,865
    General and administrative expense                311,823            128,770
    Impairment of long lived assets                 1,408,839                 --
    Restructuring Charge                               48,844                 --
      Other - litigation                              252,256                 --
                                                 ------------       ------------

         Total operating costs and expenses         3,151,879            614,247
                                                 ------------       ------------

Loss from operations                               (2,089,866)          (443,067)

Other income (expense)
    Other income                                       76,431              1,181
    Interest expense                                   (8,178)           (25,752)
    Other expense                                          --             (2,071)
                                                 ------------       ------------


      Total other income (expense)                     68,253            (26,642)
                                                 ------------       ------------

        Net loss                                 $ (2,021,613)      $   (469,709)
                                                 ============       ============


Basic and diluted loss per common share          $      (0.08)      $      (0.03)
                                                 ------------       ------------


Weighted-average common shares outstanding         25,438,004         17,097,263
                                                 ============       ============



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Six months Ended June 30,
                                                    ---------------------------
                                                        1997             1996
                                                    -----------       ---------
Cash flows from operating activities:
  Loss from continuing operations                   $(2,264,672)      $(897,227)

    Adjustments to reconcile net income to
      net cash used in operating activities:
       Depreciation and amortization                    141,944         352,363
       Impairment of long lived assets                1,408,839              --
       Loss on write-down of inventory                  306,888              --

    Changes in certain assets and liabilities:
        Accounts receivable                             (68,477)         18,202
        Inventories                                      41,754          39,889
        Prepaid expense                                 (17,938)         (9,066)
        Accounts payable                               (163,935)        136,772
        Accrued expenses                                173,739         213,051
                                                    -----------       ---------

           Net cash used in
             operating activities                      (441,858)       (146,016)
                                                    -----------       ---------

Cash flows from investing activities:
    Equipment purchases                                 (21,671)             --
    Decrease in other assets                                 --             740
                                                    -----------       ---------
           Net cash provided by (used in)
                  investing activities                  (21,671)            740
                                                    -----------       ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                553,111              --
  Increase in obligations under capital leases
         and notes payable                                   --         139,751
                                                    -----------       ---------
           Net cash provided by financing
            activities                                  553,111         139,751
                                                    -----------       ---------

Increase (decrease) in cash                              89,582          (5,525)
Cash, beginning of period                                 1,548          25,860
                                                    -----------       ---------
Cash, end of period                                 $    91,130       $  20,335
                                                    ===========       =========


Supplemental schedule of noncash investing and financing activities:
         Common stock in the amount of 633,870 shares was acquired through a stock subscription receivable in the amount of $63,387.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. Technologies Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company's 1996 and 1997 Form 10-K as filed with the Securities and Exchange Commission.

         The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.       EARNINGS PER SHARE

         The Company has adopted the provisions of SFAS No. 128, "Earnings per Share", which is effective for fiscal years ending after December 15, 1997. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents. For all periods presented diluted earnings per share have not been presented because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

3.       ACCOUNTS RECEIVABLE

         Accounts receivable - trade at June 30, 1997 and December 31, 1996, is net of an allowance for doubtful accounts in the amount of $155 and $90,953, respectively.

4.       INVENTORIES

         At June 30, 1997, and December 31, 1996, inventories consist of the following:

                                                    1997              1996
                                                -----------       -----------
                  Raw materials                 $   941,888       $   984,811
                  Work in progress                   73,585            72,416
                                                -----------       -----------
                                                  1,015,473         1,057,227
                  Reserve for obsolescence         (891,888)         (585,000)
                                                -----------       -----------

                                                $   123,585       $   472,227
                                                ===========       ===========

         During the three months ended June 30, 1997, raw materials inventory was written-down to its estimated fair market value by increasing the reserve for obsolescence and loss due to write-off of inventory in the amount of $306,888.

5.       PROPERTY AND EQUIPMENT

         At June 30, 1997 and December 31, 1996, property and equipment consisted of the following:

                                                         1997              1996
                                                     -----------       -----------
                  Equipment                          $   958,230       $   936,559
                  Furniture and fixtures                 164,056           164,056
                  Leasehold improvements                 123,520           123,520
                                                     -----------       -----------
                                                       1,245,806         1,224,135
                  Less accumulated depreciation       (1,108,886)       (1,078,017)
                                                     -----------       -----------
                                                     $   136,920       $   146,118
                                                     ===========       ===========

6.       IMPAIRMENT CHARGE, RESTRUCTURING CHARGE AND OTHER - LITIGATION

         As a result of changes in the Company's management in 1997, a thorough evaluation of the Company's operations was undertaken, including , among other things, the carrying value of long lived assets in light of the recurring operating losses and uncertainty regarding the recoverability of such assets. Effective April 1, 1997, management determined that based on the current market conditions and an analyses of the projected undiscounted future cash flows calculated in accordance with the provisions of SFAS No. 121, the carrying amount of its goodwill and investments in technology may not be recoverable. The resultant impairment of these long lived assets necessitated a write-down of $1,408,839, comprised of unamortized goodwill and investments in technologies of Newdat and Senson, acquired in January, 1995.

         Management also evaluated personnel requirements in light of the current level and mix of operating revenues. The evaluation resulted in management, sales and administrative personnel being reduced from 16 to three, and the number of inmate employees being reduced from approximately 125 to approximately 75. Effective April 1, 1997, The Company accrued a restructuring charge in the amount of $196,903 to record the costs of severance and lay-off of excess personnel.

         Also, effective on April 1, 1997, the Company recognized a charge in the amount of $252,256 to accrue losses related to outstanding litigation.

7.       RELATED PARTIES

         Ms. Carolyn Meehan, wife of Mr. William Meehan, president and CEO of the Company until his resignation in January , 1997, is president of Carlton Technologies Limited ("Carlton") with whom the Company had various loans during 1995 and 1996. Many of these loans were retired by the issuance of the Company's common stock in exchange for the debt. At December 31, 1996, the Company had a receivable of $150,205 from the issuance of common stock in excess of debt to Carlton. This amount was reclassified as a reduction in stockholders' equity as of December 31, 1996.

         Mr. Kenneth H. Smith, Chairman of the Board of Directors, President and CEO of the Company has a note receivable from the Company in the amount of $270,000 as of September 30, 1997 and December 31, 1996. This note bears interest at 8% and is due December 31, 1998. Mr. Smith has also executed a note receivable from the Company in the amount of $63,387, related to the acquisition of his interest in the Company which is recognized as a reduction in stockholders' equity. The note bears interest at 8% and is due December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included in the Company's Form 10-K for the years ended December 31, 1996 and 1997

GENERAL. Effective January 1, 1997, the Company entered into an agreement under which a majority of the Company's stock was acquired by Mr. Kenneth H. Smith and Mr. James V. Warren. As a condition of the acquisition, all the Company's prior Board of Directors and management resigned. Mr. Smith and Mr. Warren assumed control of the Board of Directors and Mr. Smith assumed control of operations of the Company. During 1997, a new management team was assembled and the Company's operations have been restructured.

OVERVIEW. The Company reported losses in each of the last three years for a variety of reasons. During 1995, the Company attempted, with little success, to rebuild its customer base, most of which had been lost in 1994 due to poor production and quality at the Company's PIE operation at LTI. In response to this, the Company began a search to find and acquire products or technologies which could be produced with the Company's PIE labor force. Unfortunately, the plan to acquire companies and products did not succeed and the Company did not begin to take steps to control costs or reduce the size of its workforce. In 1996, these same problems persisted as revenues declined below 1995 levels while staffing and expenses continued unabated.

In January 1997, as part of the transaction through which control of the Company passed to the new management team, the Company received a significant infusion of equity capital of approximately $536,000. This capital infusion was used to finance the significant expansion of the Company's operations. The new management team took immediate steps to cut costs and improve production management, product quality and customer service. All these steps resulted in an immediate increase in revenues with existing customers and opportunities to serve new customers. These steps also resulted in the recognition of a restructuring charge to recognize the cost of severance and lay-off of excess personnel of approximately $197,000.

The new management team also made a thorough evaluation of the value of the assets acquired by prior management and took appropriate steps to write off the value of assets which would not be realized, totaling approximately $1,409,000, and obsolete inventory, in the amount of approximately $307,000. The new management team also acted to resolve most of the outstanding litigation, inherited from prior management, recognizing a charge of approximately $252,000.

RESULTS OF OPERATIONS. The following analyses compare the results of operations for the quarter and six months ended June 30, 1997, to the quarter and six months ended June 30, 1996.

   PERIODS ENDED JUNE 30, 1997 COMPARED TO PERIODS ENDED JUNE 30, 1996. During the three and six months ended June 30, 1997, the Company had net losses of $2,021,613 or $0.08 per weighted-average share, and $2,264,672 or $0.10 per weighted-average share on net sales of $1,062,013 and $1,733,800, respectively. During the same three and six month periods in 1996, the Company reported net losses of $469,709 or $0.03 per weighted-average share, and $897,227 or $0.06 per weighted-average share on net sales of $171,180 and $411,709 respectively. Net sales increased 520% and 321%, respectively, as a result of improvements instituted by the Company's new management which included; converting all sales employees to commission-only sales agents, improved bidding techniques, improved product quality and faster service.

   Effective on April 1, 1997 the Company recognized a $1,408,839 non-cash charge for the impairment of long lived assets to write-off all remaining assets described as investments in technologies and goodwill. These included the remaining unamortized cost of acquired technologies and goodwill of acquired companies. The assets and technologies, which had been inactive during 1997 and 1996, were thoroughly evaluated by the Company's new management and found to have no value. During the first quarter of 1997, amortization of these assets totaled $111,078.

   During the six months ended June 30, 1997 the Company recognized a charge to restructure the Company's operations in the amount of $196,903, representing the costs of severance to terminate thirteen management, sales and administrative positions and lay-off 50 inmates at LTI. The Company also recognized a charge in the amount of $252,256, representing an accrual for losses from a variety of lawsuits with third parties and the Company's former management.

   Finally on April 1, 1997, the Company recognized a non-cash charge to adjust its reserve for obsolescence to write-off all remaining obsolete inventory in the amount of $306,888.

   Excluding the impairment charge of $1,408,839, the related first quarter amortization of $111,078, the restructuring charge of $196,903, the charge to accrue the cost to resolve outstanding litigation in the amount of $252,256, and the write-off of obsolete inventory of $306,888 the Company's pretax profit for the six months ended June 30, 1997, would have been $11,292. Compared with the $897,227 loss reported for the six months ended June 30, 1996, the results in 1997 improved by $908,519.

   Excluding the nonrecurring charges EBITDA for the six months ended June 30, 1997 was $54,106. EBITDA was a negative $497,820 during the six months ended June 30, 1996. This represents an increase of $551,926.

   In the three and six months ended June 30, 1997 cost of goods sold, excluding the charge to write-off all remaining obsolete inventory in the amount of $306,888, was $802,165 and $1,364,058, which represented 76% and 79%, respectively, of net sales. During the three and six months ended June 30, 1996, cost of goods sold was $453,612 and $848,302, which represented 265% and 206%, respectively, of net sales. The improvement in the Company's cost of goods sold, as a percentage of net sales, is a direct result of changes instituted by the Company's new management and the recognition of the charges described above, improved production management, improved purchasing procedures, improved bidding procedures and improved quality.

   Selling expenses for the three and six months ended June 30, 1997, were $21,064 representing 2% and 1% of net sales, respectively. Selling expenses for the six months ended June 30, 1997, were significantly impacted by the reclassification of costs associated with that portion of the restructuring charge for severance of the Company's sales employees. During the three and six months ended June 30, 1996, selling expenses in the amount of $31,865 and $107,751 represented 19% and 26% of net sales, respectively. These expenses decreased primarily due to the termination of the Company's full-time sales employees and replacing their efforts with independent sales agents, compensated on a commission only basis. The improvement in performance on a percentage basis was also affected by increased sales volume in 1997.

   General and administrative expenses during the three and six months ended June 30, 1997, were $311,823 and $517,448, which represented 29% and 30% of net sales respectively. During the three and six months ended June 30, 1996, general and administrative expenses were $128,770 and $306,910, which represented 75% and 75% of net sales, respectively. The improvements in general and administrative expenses as a percent of net sales are attributable to the charges described above, new management's efforts to control costs and increased sales in 1997.

The 100% valuation allowance against the Company's $8,834,369 net operating loss carry forward continues to be recognized at June 30, 1997. As a result of the series of transactions through which the Company's new management gained control in 1997, the Company is limited in the utilization of prior accumulated net operating losses and anticipates that $573,561 per year of net operating losses are available to offset future annual taxable income. The Company expects to pay taxes in 1998 in accordance with the provisions of the alternative minimum tax and various state income tax laws as the Company's operations are anticipated to expand.

LIQUIDITY AND CAPITAL RESOURCES. During the six months ended June 30, 1997 and 1996 the Company experienced negative operating cash flows of $441,858 and $146,016, respectively. Negative cash flows from operations resulted principally from the operating losses incurred during these periods which, during 1997, were partially offset by non-cash reductions of (1) $141,944 for depreciation and amortization, (2)$1,408,839 of charges for impairment of long lived assets and
(3) $306,888 for inventory valuation allowance. The primary uses of cash during the first six months of 1997 were to fund the reduction of accounts payable and the increase in accounts receivable attributable to increased sales volume. During the first six months of 1996, the Company increased its accounts payable and accrued expenses by $136,772 and $213,051, respectively, which contributed to the funding of negative cash flow from operations, but severely impaired the Company's relations with its suppliers

Cash used in investing activities of $21,671 the first six months of 1997 was for the purchase of equipment.

Cash provided by financing activities was $553,111 during first six months of 1997, as a result of the issuance of common stock in connection with the change in the Company's management. During the first six months of 1996 the company completed a private placement of debt resulting in cash provided by financing activities totaling $139,751.

The improvements described above were the result of new management's efforts to improve relations with its suppliers described above. In an effort to improve cash flow from operations, during 1997, management also reached an agreement with its largest customer by which this customer pays for products produced by the Company on the 15th and 30th of each month. The Company has also negotiated favorable terms for payment with several key suppliers and one former supplier.

While the Company was able to increase its sales volume by approximately 321% during the six months ended June 30, 1997, and substantial progress was made by improving all aspects of operating costs net working capital declined by $182,455 from a negative $707,467 as of December 31, 1996, to a negative $889,912 as of June 30, 1997. Accounts receivable increased by $68,447 to $307,124, representing approximately 32 days sales, at June 30, 1997, from $238,647, representing approximately 62 days sales as of December 31, 1996. This improvement was the result of new management's efforts to improve quality and service to its customers. Inventory declined by $348,642 to $123,585 at June 30, 1997 from $472,227 at December 31, 1996 primarily as a result of the $306,888 write down of obsolete inventory during the second quarter of 1997. Accounts payable Declined by $163,935 to $642,269, representing approximately 86 days cost of sales, excluding changes in the inventory valuation allowance, from $806,204, representing approximately 132 days cost of sales, excluding changes in the inventory valuation allowance. This improvement was the result of new management's efforts to improve relations with its suppliers described above. Management believes that the Company's working capital position will improve in 1998.

The Company's expansion into additional WCC and state corrections facilities in will be financed through profitable operations, positive operating cash flows and additional equity financing. The Company may also enter into debt financing arrangements through private placements or through bank credit facilities.

If it became necessary for a significant cash infusion to fund its expansion or operations, the Company could pursue several courses of action. The Company could factor its accounts receivable which are primarily with Fortune 1000 companies, also, all of the Company's assets, including inventory and fixed assets, are unencumbered and could be used as collateral, if needed. Management believes that these cash infusion measures could raise up to $500,000, depending upon the underlying value of the assets. In addition, if it became necessary, management could reduce certain fixed costs by reducing personnel at its Lockhart, Texas location and its corporate headquarters in Marietta, Georgia. Management estimates that the annualized cost savings from these reduction measures could total approximately $200,000.

The Company's continued existence is dependent upon its ability to continue to resolve its unfavorable liquidity status. While there is no assurance that such problems can be resolved, the Company believes there is a reasonable expectation of achieving that goal through cash generated from operations, the expansion of operations and the sale of additional stock through private placements. Should the Company be unable to achieve its financial goals, the Company may be required to significantly curtail its operations.

INFLATION. Inflation has not had a material impact on the Company's operations.

COMPUTER SYSTEMS. The Company is currently evaluating its computer systems to determine whether modifications and expenditures will be necessary to make its systems and those of its vendors compliant with year 2000 requirements. These requirements have arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may interpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00". The Company believes it will timely meet its year 2000 compliance requirements and does not anticipate that the cost of compliance will have a material adverse effect on its business, financial condition or results of operations. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain statements in this quarterly report on form 10-Q/A contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can generally be identified by use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in such forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. TECHNOLOGIES INC.



DATE:  April 15, 1998               BY: /s/ K. H. Smith
                                        --------------------------
                                        K. H. Smith
                                        President and CEO

                                 EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

    27            Financial Data Schedule (for SEC use only)