Form 10-Q/A
period 1997-09-30
U S TECHNOLOGIES INC
filed 1998-04-15
CIK 810130

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

PART I.           Financial Information
Item 1.           Financial Statements:

                             U.S. TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                         September 30,
                                                                             1997             December 31,
                                                                          (Unaudited)             1996
                                                                         ------------         ------------
Current assets:
    Cash in bank                                                         $    117,944         $      1,548
    Accounts receivable trade, net                                            590,165              238,647
    Inventories, net                                                          171,400              472,227
    Prepaid expenses                                                           17,899                  273
                                                                         ------------         ------------
        Total current assets                                                  897,408              712,695
                                                                         ------------         ------------

Property and equipment, net                                                   148,886              146,118
                                                                         ------------         ------------

Other assets:
    Investment - technologies and goodwill, net                                    --            1,519,917
    Note receivable - related party                                           270,000              270,000
    Other assets                                                                8,170                3,952
                                                                         ------------         ------------
        Total other assets                                                    278,170            1,793,869
                                                                         ------------         ------------

              Total assets                                               $  1,324,464         $  2,652,682
                                                                         ============         ============


             LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:
    Accounts payable trade                                               $    932,761         $    806,204
    Accrued expenses                                                          784,799              613,958
    Notes payable, current portion                                             12,000                   --
                                                                         ------------         ------------
        Total current liabilities                                           1,729,560            1,420,162
                                                                         ------------         ------------

Notes payable, less current portion                                           164,569              144,000
                                                                         ------------         ------------

Stockholders' equity (capital deficit):
     Preferred stock - $.02 par value; 10,000,000 shares
       authorized; no shares issued                                                --                   --
     Common stock - $.02 par value; 40,000,000 shares
         authorized; 27,907,263 and 21,857,263 shares
       issued and outstanding at September 30, 1997,
       and December 31, 1996, respectively                                    560,966              437,146
     Additional paid-in capital                                            12,258,237           11,729,811
     Accumulated deficit                                                  (13,175,276)         (10,928,232)
      Stock receivable                                                       (213,592)            (150,205)
                                                                         ------------         ------------
        Total stockholders' equity (capital deficit)                         (569,665)           1,088,520
                                                                         ------------         ------------
         Total liabilities and stockholders' equity (capital deficit)    $  1,324,464         $  2,652,682
                                                                         ============         ============






                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                        Nine Months Ended September 30,
                                                                  ----------------------------------------
                                                                        1997                      1996
                                                                        ----                      ----
Net Sales                                                         $  2,964,764                $    707,713
                                                                  ------------                ------------
Operating costs and expenses:
    Cost of sales                                                    2,562,156                   1,345,878
    Selling expense                                                     44,893                     144,546
    General and administrative expense                                 809,124                     501,988
    Impairment of long lived assets                                  1,408,839                          --
    Restructuring charge                                               196,903                          --
    Other - litigation                                                 252,256                          --
                                                                  ------------                ------------

         Total operating costs and expenses                          5,274,171                   1,992,412
                                                                  ------------                ------------

Loss from operations                                                (2,309,407)                 (1,284,699)

Other income (expense)
    Other income                                                        81,316                       6,965
    Interest expense                                                   (18,953)                    (52,639)
    Other expense                                                           --                      (3,532)
                                                                  ------------                ------------

  Total other income (expense)                                          62,363                     (49,206)
                                                                  ------------                ------------

      Net loss                                                    $ (2,247,044)               $ (1,333,905)
                                                                  ============                ============


Basic and diluted loss per common share                           $      (0.09)               $      (0.08)
                                                                  ============                ============

Weighted-average common shares outstanding                          25,098,069                  17,118,508
                                                                  ============                ============



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three Months Ended September 30,
                                                                     --------------------------------
                                                                       1997                       1996
                                                                       ----                       ----
Net Sales                                                         $  1,230,964                $    296,004
                                                                  ------------                ------------

Operating costs and expenses:
    Cost of sales                                                      891,210                     497,576
    Selling expense                                                     23,829                      18,863
    General and administrative expense                                 291,676                     211,010
                                                                  ------------                ------------

         Total operating costs and expenses                          1,206,715                     727,449
                                                                  ------------                ------------

Income (loss) from operations                                           24,249                    (431,445)

Other income (expense)
    Other income                                                           384                         362
    Interest expense                                                    (7,005)                     (5,595)
                                                                  ------------                ------------


      Total other income (expense)                                      (6,621)                     (5,233)
                                                                  ------------                ------------

        Net income (loss)                                         $     17,628                $   (436,678)
                                                                  ============                ============


Basic and diluted earnings (loss) per common share                $       0.00                       (0.02)
                                                                  ============                ============


Weighted-average common shares outstanding                          27,907,263                  17,647,181
                                                                  ============                ============




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended September 30,
                                                              --------------------------------
                                                                    1997                1996
                                                                    ----                ----
Cash flows from operating activities:
  Net loss                                                      $(2,247,044)      $(1,333,905)

    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                               165,983           322,999
        Impairment of long lived assets                           1,408,839                --
        Loss on write-down of inventory                             306,888                --

    Changes in certain assets and liabilities:
        Accounts receivable                                        (351,518)          (48,847)
        Inventories                                                  (6,061)          (78,932)
        Prepaid expense                                             (17,626)           (9,802)
        Accounts payable                                            126,557           457,083
        Accrued expenses                                            170,841           355,489
                                                                -----------        ----------

           Net cash used by operating activities                   (443,141)         (335,915)
                                                                -----------        ----------

Cash flows from investing activities:
    Equipment purchases                                             (57,673)               --
    Increase in other assets                                         (4,218)             (740)
                                                                -----------        ----------
           Net cash used in investing activities                    (61,891)             (740)
                                                                -----------        ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                            588,859                --
  Payments of notes payable                                          36,000                --
  Increase in notes payable                                          (3,431)          326,200
                                                                -----------        ----------
           Net cash provided by financing activities                621,428           326,200
                                                                -----------        ----------

Increase (decrease) in cash                                         116,396           (10,455)
Cash, beginning of period                                             1,548            25,860
                                                                -----------        ----------
Cash, end of period                                             $   117,944         $  15,405
                                                                ===========        ==========


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

1.       CONSOLIDATED FINANCIAL STATEMENTS

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

3.       ACCOUNTS RECEIVABLE

         Accounts receivable - trade at September 30, 1997 and December 31, 1996, is net of an allowance for doubtful accounts in the amount of $6,268 and $90,953, respectively.

4.       INVENTORIES

         At September 30, 1997, and December 31, 1996, inventories consisted of the following:


                                                                    1997                  1996
                                                                    ----                  ----
                    Raw materials                              $    957,142           $   984,811
                    Work in progress                                106,146                72,416
                                                               ------------           -----------
                                                                  1,063,288             1,057,227
                    Reserve for obsolescence                       (891,888)             (585,000)
                                                               ------------           -----------

                                                               $    171,400           $   472,227
                                                               ============           ===========

         During the nine months ended September 30, 1997, raw materials inventory was written-down to its estimated fair market value by increasing the reserve for obsolescence and loss due to write-off of inventory in the amount of $306,888.

5.       PROPERTY AND EQUIPMENT

         At September 30, 1997, and December 31, 1996, property and equipment consisted of the following:

                                                                     1997                  1996
                                                                     ----                  ----
                    Equipment                                  $  1,058,716          $    936,559
                    Furniture and fixtures                          164,056               164,056
                    Leasehold improvements                          123,520               123,520
                                                               ------------          ------------
                                                                  1,281,808             1,224,135
                    Less accumulated depreciation                (1,132,922)           (1,078,017)
                                                               ------------          ------------
                                                               $    148,886          $    146,118
                                                               ============          ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included in the Company's Form 10-K for the years ended December 31, 1996 and 1997.

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

RESULTS OF OPERATIONS. The following analyses compare the results of operations for the quarter and nine months ended September 30, 1997, to the quarter and nine months ended September 30, 1996.

   PERIODS ENDED SEPTEMBER 30, 1997 COMPARED TO PERIODS ENDED SEPTEMBER 30, 1996. During the three months ended September 30, 1997, the Company had net income of $17,628 or $0.00 per weighted-average share, and in the nine months ended September 30, 1997 the Company had a net loss of $2,247,044 or $0.09 per weighted-average share on net sales of $1,230,964 and $2,964,764, respectively. During the same three and nine month periods in 1996, the Company reported net losses of $436,678 or $0.02 per weighted-average share, and $1,333,905 or $0.08 per weighted-average share on net sales of $296,004 and $707,713, respectively. Net sales increased 316% and 319%, respectively, as a result of improvements instituted by the Company's new management which included; converting all sales employees to commission-only sales agents, improved bidding techniques, improved product quality and faster service.

   Effective April 1, 1997, the Company recognized a $1,408,839 non-cash charge for the impairment of long lived assets to write-off all remaining assets described as investments in technologies and goodwill. These included the remaining unamortized cost of acquired technologies and goodwill of acquired companies. The assets and technologies, which had been inactive during 1997 and 1996, were thoroughly evaluated by the Company's new management and found to have no value. During the first quarter of 1997, amortization of these assets totaled $111,078.

   Effective April 1, 1997 the Company also recognized a charge to restructure the Company's operations in the amount of $196,903, representing the costs of severance to terminate thirteen management, sales and administrative positions and lay-off 50 inmates at LTI. The Company also recognized a charge in the amount of $252,256, representing an accrual for losses and the cost to defend the Company from a variety of lawsuits with third parties and the Company's former management.

   Finally on April 1, 1997, the Company recognized a non-cash charge to adjust its inventory reserve for obsolescence to write-off all remaining obsolete inventory in the amount of $306,888.

   Excluding the impairment charge of $1,408,839, the related first quarter amortization of $111,078, the restructuring charge of $196,903, the charge to accrue the cost to resolve outstanding litigation in the amount of $252,256, and the write-off of obsolete inventory of $306,888 the Company's pretax profit for the nine months ended September 30, 1997, would likely have been $28,920. Compared with the $1,333,905 loss reported for the nine months ended September 30, 1996, the results in 1997 improved by $1,362,825. Excluding the nonrecurring charges EBITDA for the nine months ended September 30, 1997 was $102,778. EBITDA was negative $958,267 for the nine months ended September 30, 1996, this represents an increase of $1,061,045.

   In the three and nine months ended September 30, 1997, cost of goods sold, excluding the second quarter charge to write-off all remaining obsolete inventory in the amount of $306,888, was $891,210 and $2,255,268, which represented 72% and 76%, respectively, of net sales. During the three and nine months ended September 30, 1996, cost of goods sold was $497,576 and $1,345,878, which represented 168% and 190%, respectively, of net sales. The improvement in the Company's cost of goods sold as a percentage of net sales is a direct result of changes instituted by the Company's new management and the recognition of the charges described above, improved production management, improved purchasing procedures, improved bidding procedures and improved quality.

   Selling expenses for the three and nine months ended September 30, 1997 were $23,829 and $44,893, respectively, representing 2% and 2% of net sales, respectively. During the three and nine months ended September 30, 1996, selling expenses in the amount of $18,863 and $144,546, respectively, represented 6% and 18% of net sales, respectively. These expenses decreased as a percentage of net sales primarily due to the termination of the Company's full-time sales employees and replacing their efforts with independent sales agents, compensated on a commission only basis. The improvement in performance on a percentage basis was also affected by increased sales volume in 1997.

   General and administrative expenses during the three and nine months ended September 30, 1997, were $291,676 and $809,124, which represented 24% and 27% of net sales respectively. During the three and nine months ended September 30, 1996, general and administrative expenses were $211,010 and $501,998, which represented 71% and 71% of net sales, respectively. The improvements in general and administrative expenses are attributable to the charges described above, new management's efforts to control costs and increased sales in 1997.

The 100% valuation allowance against the Company's $8,834,369 net operating loss carry forward continues to be recognized at September 30, 1997. As a result of the series of transactions through which the Company's new management gained control in 1997, the Company is limited in the utilization of prior accumulated net operating losses and anticipates that $573,561 per year of net operating losses are available to offset future annual taxable income. The Company expects to pay taxes in 1998 in accordance with the provisions of the alternative minimum tax and various state income tax laws as the Company's operations are anticipated to expand.

LIQUIDITY AND CAPITAL RESOURCES. During the nine months ended September 30, 1997 and 1996 the Company experienced negative operating cash flows of $443,141 and $335,915, respectively. Negative cash flows from operations resulted principally from the operating losses incurred during these periods which, during 1997, were partially offset by non-cash reductions of (1) $165,983 for depreciation and amortization, (2) $1,408,839 of charges for impairment of long lived assets and
(3) $306,888 for inventory valuation allowance. The primary uses of cash during the first nine months of 1997 were to fund the increase in accounts receivable attributable to increased sales volume. During the first nine months of 1996, the Company increased its accounts payable and accrued expenses by $457,083 and $355,489, respectively, which contributed to the funding of negative cash flow from operations, but severely impaired the Company's relations with its suppliers

Cash used in investing activities of $61,891 the first nine months of 1997 was primarily for the purchase of equipment.

Cash provided by financing activities was $621,421 during first nine months of 1997, primarily as a result of the issuance of common stock in connection with the change in the Company's management. During the first nine months of 1996 the company completed a private placement of debt and other borrowings from companies controlled by prior management, resulting in cash provided by financing activities totaling $326,200.

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

While the Company was able to increase its sales volume by approximately 319% during the nine months ended September 30, 1997, and substantial progress was made by improving all aspects of operating costs net working capital declined by $124,685 from a negative $707,467 as of December 31, 1996, to a negative $832,152 as of September 30, 1997. Accounts receivable increased by $351,518 to $590,165, representing approximately 54 days sales, at September 30, 1997, from $238,647, representing approximately 62 days sales as of December 31, 1996. This improvement was the result of new management's efforts to improve quality and service to its customers. Inventory declined by $300,827 to $171,400 at September 30, 1997 from $472,227 at December 31, 1996 primarily as a result of the $306,888 write down of obsolete inventory during the second quarter of 1997. Accounts payable increased by $126,557 to $932,761, representing approximately 112 days cost of sales, excluding changes in the inventory valuation allowance, from $806,204, representing approximately 132 days cost of sales, excluding changes in the inventory valuation allowance. This improvement was the result of new management's efforts to improve relations with its suppliers described above. Management believes that the Company's working capital position will improve in 1998.

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


                  .

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