Form 10-K
period 1997-12-31
U S TECHNOLOGIES INC
filed 1998-04-15
CIK 810130

                                    Form 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             -----------------------


         [x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1997


         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ________ to


                         Commission file number 0-15960


                             U.S. TECHNOLOGIES INC.
             (Exact name of Registrant as specified in its charter.)

        State of Delaware                                73-1284747
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                          3901 Roswell Road, Suite 300
                                Marietta, Georgia                      30062
                    (Address of principal executive offices.)        (Zip Code)

       Registrant's telephone number, including area code: (770) 565-4311

                             -----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant at April 8, 1998 was approximately $10,413,014.

The number of shares outstanding of the Registrant's Common Stock, par value $0.02 per share, at April 8, 1998 was 29,195,278 shares.

                                TABLE OF CONTENTS


PART I
Item 1.           Business                                                                      [2]
Item 2.           Properties                                                                    [5]
Item 3.           Legal Proceedings                                                             [5]
Item 4.           Submission of Matters to a Vote of Security Holders                           [5]

PART II
Item 5            Market for Registrant's Common Equity and related
                  Stockholders matters                                                          [6]
Item 6.           Selected Financial Data                                                       [7]
Item 7.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                          [8]
Item 8.           Financial Statements and Supplementary Data                                  [14]
Item 9.           Changes in and Disagreements on Accounting and
                    Financial Disclosure                                                       [32]

PART III.
Item 10.          Directors and Executive Officers of the Registrant                           [33]
Item 11.          Executive Compensation                                                       [35]

Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management                                                             [37]

Item 13.          Certain Relationships and Related Transactions                               [37]

PART IV.
Item 14.          Exhibits, Financial Statement Schedules and reports on
                   Form 8-K                                                                    [38]

                  Schedule II Valuation and Qualifying Accounts                                [40]

                                     PART I


ITEM 1.   BUSINESS.

GENERAL. U.S. Technologies Inc. (the "Company") is an "outsourcing company" soliciting manufacturing, assembly, repair, kitting and customer call center services from Fortune 1000 businesses. The Company performs its services utilizing prison labor under the Prison Industry Enhancement Program ("PIE"). The PIE program was created by Congress in 1979 to encourage States and local units of government to establish employment opportunities for prisoners that approximate private sector work opportunities. The program is designed to place inmates in a realistic working environment, pay them the local prevailing wage for similar work, and enable them to acquire marketable skills to increase their potential for successful rehabilitation and meaningful employment upon release. The PIE Program has two primary objectives:

 To generate products and services that enable prisoners to make a contribution to society, help offset the cost of their incarceration, compensate crime victims, and provide inmate family support.

  To provide a means of reducing prison idleness, increasing inmate job skills, and improving the prospects for successful inmate transition to the community upon release.

To serve its clients the Company has established U.S. Technologies Inc. as the parent organization to provide management and financial resources to its wholly-owned operating subsidiaries. The operating subsidiaries are Labor-to-Industry Inc. ("LTI"), which operates the Company's manufacturing outsourcing operations, and Service-to-Industry Inc. ("STI"), formed in March 1998, which will operate the Company's service outsourcing operations. Each subsidiary negotiates an agreement with a prison under which facilities and participants are available to the Company.

The Company employs a portion of the inmates at each prison facility through a competitive process and designs the work environment to motivate and train each participant in the specific job skills of the contracted work and the general skills required to obtain and hold long-term employment as well as how to advance in employment in a competitive work environment. This training is crucial for many prisoners, who may have never held a job before their conviction. The PIE program allows for up to 80% of the prisoners' wages to be withheld for the purpose of paying restitution to victims, fines, reimbursing the cost of incarceration, alimony and child support and a restricted savings account. In this way, the PIE program aids in reducing costs to taxpayers and is a savings vehicle to assist the former inmate's transition back into society. The program has been successful in reducing recidivism by approximately 20% according to the Federal Bureau of Justice and Assistance.

The Company announced in August 1997 that it had entered into an agreement with Wackenhut Corrections Corporation ("WCC") whereby WCC will allow the Company to operate as its "industry partner" in any correctional facility managed by WCC. WCC also agreed to determine the products it purchases from third parties, and to the extent possible, purchase such products from the Company. WCC operates 47 corrections facilities in the United States, Australia, England and Canada and is the second largest manager of privatized correctional facilities in the United States. The Company announced in February 1998 that it had reached an agreement with the states of California and Florida to expand its operations into corrections facilities managed by those states.

Currently, the Company operates an electronics manufacturing plant at WCC's Lockhart, Texas corrections facility. The Company is actively pursuing opportunities at additional WCC facilities in other states for cut-and-sew operations to manufacture non-garment products and customer call center operations. The Company's principal executive offices are located in the Atlanta suburb of Marietta, Georgia.

INDUSTRY OVERVIEW. The Company's current operations have been focused on one industry, electronics manufacturing ("EM"). The EM industry has been characterized by rapid growth and aggressive competition based on improving technology and decreasing cost. The Company also plans to enter the garment and non-garment cut and sew industry and the customer call center industry.

   ELECTRONICS MANUFACTURING. Today's electronics manufacturing provider ("EMP") industry is still relatively young. The industry has changed significantly since the 1980s when small "mom and pop" companies handled a small market for contract manufacturing services. By 1996, this small market had become a large international business with approximately 1,000 companies of which the top 50 companies' sales ranged from $100.7 million to $5.4 billion, according to the March 1997 issue of Manufacturing Market Insider. From 1990 through 1996, the industry's sales grew from approximately $4.4 billion to approximately $14.5 billion, according to The Institute for Interconnecting and Packaging Electronic Circuits, representing a 22% compounded annual growth rate. The Company provides several services including contract manufacturing, cable and wire harness assembly and printed circuit board fabrication. Given the emergence of new technologies and the proliferation of electronics into virtually all segments of the world economy, management believes the Company is poised for significant continued growth in the years ahead.

   Original equipment manufacturers ("OEM") such as Cisco, Hewlett-Packard, IBM, Lucent, Texas Instruments and many others are increasingly relying on EMPs for assembly and other value added services. Many OEMs have begun to view outsourcing as a strategic tool which allows them to focus their efforts on resources and core competencies resulting in improved flexibility and responsiveness in all segments of their business. The benefits of outsourcing by the OEM include: improved time to market since new products can be turned on quickly by an EMP without the cost and time required for the OEM to re-tool, access to state of the art manufacturing facilities and technologies without the need for the OEM to invest in facilities capital equipment, and lower production and procurement costs, since EM's can efficiently purchase many generic components. Finally, EM's typically do not bear the same overhead and benefit burdens typically incurred by OEMs.

   NON-GARMENT CUT-AND-SEW. Market studies have shown that the sewing industry is growing at a rapid rate primarily as a result of the strong demand by consumers and the retail industry for more sophisticated products. Notwithstanding the demand in the private sector for higher-end products, the prison industry nationwide has been a large customer for all types of garment and non-garment items such as prison and guard uniforms, laundry bags, pillow cases, sheets, towels, etc. The Company believes that with their access to the WCC facilities worldwide, there is a tremendous opportunity to gainfully employ inmates in various cut-and-sew operations just to meet the needs of the WCC facilities, not to mention other privatized and state-run correctional institutions. Apart from the prison industry, much private sector work is also available as many U. S. companies are seeking to repatriate their overseas operations.

   CUSTOMER CALL CENTER. The Company has been approached by several state correctional facilities interested in maintaining and/or establishing new call centers. To meet this need the Company formed STI in March 1998. In these operations, STI will provide live operators dialing outbound and receiving inbound calls for appointment setting, surveys and data collection, and lead generation using inmate labor. Calls are to be monitored and/or taped by the Company to insure the quality of the work being performed by the operators.

   Clients requiring such services, but lacking the management expertise or the desire to run an in-house call center, outsource these "campaigns" to the Company, usually on an hourly basis. The Company is also creating in-house campaigns in order to consistently provide work for the inmates, given the seasonal or sporadic nature of some client contracts.

   Recognizing that the collection of personal data may be involved in some job requests, the Company will also create a call center in the free-world, to be run by STI. This service would allow an inmate operator to qualify a customer for the purchase of a service or product, then transfer the call to a free-world operator who would handle the billing arrangements. The Company's operations also provide an additional benefit for the inmates. Those inmates who have served their sentences and who performed well in the inmate call center will be provided with an advantage for an immediate job opportunity upon their release, subject to state laws governing this industry.

BUSINESS STRATEGY. The Company's strategy is to establish itself as a national leader in the outsourcing business, soliciting a variety of labor intensive, repetitive work from Fortune 1000 companies. To that end, the Company utilizes the PIE program to perform its services by using a low-cost, but highly motivated, labor pool, in modern, clean and efficient facilities. The Company intends to operate the business in a simple and straight-forward manner by maintaining corporate overhead at its present level during the Company's expansion from one to seven facilities. The Company's strategy also includes the following:

- Utilize existing expertise in electronics manufacturing to establish additional facilities performing similar functions;

- Provide ancillary services such as the assembly of kits (kitting) and installation of parts associated with the primary electronics manufacturing process;

- Utilize its expertise in garment and non-garment cut-and-sew operations to establish operations which, combined with the Company's cost advantages, allow it to successfully compete with foreign garment manufacturing operations;

- Operate and expand call center locations utilizing state of the art phone and computer systems, by providing live operators dialing outbound and receiving inbound calls for a variety of purposes.

Management believes that significant additional capacity can be added, beyond the first seven facilities, without significant additional corporate overhead.

GROWTH STRATEGY. The Company has established a sound working relationship with WCC and seeks to expand that relationship by going into additional WCC facilities with available industry workspace to establish successful PIE programs. The Company is also working with state-run (non-privatized) correctional facilities where industry work space is available to establish PIE work programs. In addition to its successful electronics manufacturing facility in Lockhart, Texas, the Company intends to rapidly expand into cut-and-sew operations and customer call centers. The Company is also evaluating the strategic acquisition of successfully run companies whose services and products would be suitable for expansion into a prison industry work program.

STRATEGIC ACQUISITIONS. Due to the numerous state and privatized prison locations now available to the Company, the Company believes it is of the utmost importance that it make strategic acquisitions of successfully run companies to expand those products and services in prison industry work programs. These acquisitions will help the Company fill vacant prison industry space with private sector industry, enabling the Company to employ hundreds of inmates. In effecting these acquisitions, the Company does NOT expect to take jobs away from working Americans. Rather, it expects to build on the success of the acquisition by expanding the acquired operation into the prison and utilizing inmate labor, while allowing the acquired original operations to remain intact. The Company also believes that strategic acquisitions will allow it to offer paroled and released inmates employment opportunities in the private sector (the strategic acquisition) once they have completed their prison term. These released inmates would already have been pre-trained and would be able to integrate more readily into the private sector. Further, since many states will not allow inmates to leave the state upon release, these acquisitions would allow for immediate employment opportunities for the ex-offender notwithstanding the normal obstacles he would face for employment as a result of being an ex-offender. The opportunity to create a new division within the Company for post-release employment in the private sector would also be made available through strategic acquisitions.

EMPLOYEES. The Company employs approximately 111 persons, 100 of whom are inmates at the WCC facility in Lockhart, Texas under the PIE program, four of whom are clerical and bookkeeping staff who support the manufacturing operation in Lockhart and seven of whom are members of executive management. The number of employed inmates will increase as the customer call center and cut-and-sew businesses become fully operational. None of the Company's employees are represented by a union. The Company believes that its relationship with its employees is good.

GOVERNMENTAL REGULATION. The PIE Program was created by Congress in 1979 to encourage state and local government to establish employment opportunities for prisoners that approximate private sector work opportunities and conditions. The program is designed to place inmates in a realistic working environment, pay them the state or Federal minimum or prevailing wage for similar work (whichever is greater), and enable them to acquire marketable skills and work habits to increase their potential for successful rehabilitation and meaningful employment upon release. The U. S. Department of Justice's Bureau of Justice Assistance administers the PIE Program through its Corrections Branch. Each certified PIE Program must be determined to meet certain statutory and guideline requirements so as to safeguard free world labor and industry and to protect free enterprise. Mandatory criteria for participation in the PIE Program are as follows: (a) inmates must be paid the prevailing local wage or state or Federal minimum wage, whichever is greater, to protect private business from unfair competition that would otherwise stem from the flow of low-cost, prison made goods into the marketplace; (b) workers compensation and unemployment compensation benefits must be provided; (c) inmate participation in the program must be voluntary and in writing; (d) organized labor and local private industry must be consulted prior to the initiation of a new PIE industry; (e) the Company must have written assurances from the appropriate state agency that the new PIE industry will not result in the displacement of workers employed prior to the program's implementation, does not occur in occupations in which there is a surplus of labor in the locality, and does not impair existing contracts for services; (f) deductions (not to exceed 80%) must be made from the inmates pay for taxes, reasonable charges for room and board, family support, victims compensation fund, and a mandatory savings account for the inmate, the proceeds of which are available upon release. In addition to the above, each prison is also subject to laws and regulations concerning the operation, management and supervision of prisoner employees, which affects the operation of each of the Company's facilities. The Company's operations are also subject to all governmental workplace regulations commonly associated with a service or manufacturing enterprise.

ITEM 2.  PROPERTIES

LEASES AND FACILITIES

The Company's wholly owned subsidiary, LTI operates in a minimum security prison under an agreement with WCC, the Texas Department of Criminal Justice ("TDCJ"), the Division of Pardons and Parole (the "Division") and the City of Lockhart, Texas. A new operating lease, which has been executed by WCC and the Company and is in the process of being executed by the TDJC and the City of Lockhart. The lease provides approximately 27,800 square feet of manufacturing and office space through January 21, 2001, and provides an automatic three year extension unless notification is given by either party at least 6 months prior to the expiration date of the current term not to renew. The amount of square footage may be increased or decreased depending upon the number of prisoners employed. The lease also provides for annual rental rates of $1 per year for the primary term and the first renewal term thereafter. Occupancy fees for successive renewal terms shall be negotiated by written agreement of the parties. It is expected that similar operating leases will be executed at other WCC facilities.

The Company leases approximately 3,000 Square feet for its executive offices, in Marietta, Georgia, under a three year operating lease expiring September 30, 2000.


ITEM 3.  LEGAL PROCEEDINGS.

Since taking over the Company, management has successfully resolved most of the outstanding litigation and claims in existence as of January 1, 1997. Currently there are four lawsuits against the Company.

On July 16, 1995, the Company was served with a citation in Evins Personnel Consultants vs. U.S. Technologies Inc., County Court at Law No. 1 of Travis County, Texas. Alleging that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc., ("AMI") on the theory that the Company was doing business as AMI. The petition seeks damages totaling approximately $54,000.

On March 7, 1997, a case was filed in the name of RTLS, Inc. v. U.S. Technologies Inc., in the District Court 274 Judicial Circuit of Caldwell County, Texas. This matter also alleges that the Company is liable for certain debts of a former subsidiary, AMI, on the theory that the Company was doing business as AMI. The petition seeks damages totaling approximately $42,000.

On October 31, 1996, a consent order was signed by Mr. William Meehan, the Company's former president, in the case of Environmental Protection Agency v. SensonCorp, LTD., Docket No. TSCA-09-96-0002, agreeing among other things to pay a civil penalty. The penalty was never paid and is estimated to be approximately $7,000.

On May 6, 1997, Mr. Meehan filed a lawsuit in the 98th Judicial District Court for Travis County, Texas, seeking payment of certain wages and other benefits totaling approximately $330,000.

The Company believes that all the above claims are without merit and intends to defend its position vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter ended December 31, 1997, to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The Company's stock is traded on the OTC Bulletin Board under the symbol "USXX".

The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market for the years ended December 31, 1997 and 1996. Prices for the year ended December 31, 1997 and for the quarter ended December 31, 1996, are as quoted on the OTC Bulletin Board System. Prior to the fourth quarter of 1996, the Common Stock was quoted on the NASDAQ Small Cap Market. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                                              Bid
                                                     High                Low
                                                     ------------------------
         1997
                  4th Quarter                        $.5200            $.2400
                  3rd Quarter                        $.4200            $.1900
                  2nd Quarter                        $.4000            $.3000
                  1st Quarter                        $.5700            $.0850
         1996
                  4th Quarter                        $.2200            $.0750
                  3rd Quarter                        $.2812            $.1250
                  2nd Quarter                        $.4400            $.2200
                  1st Quarter                        $.5300            $.2800

On April 8, 1998, the closing bid price of the Common Stock, as quoted on the OTC Bulletin Board system, was $0.7500

HOLDERS OF COMMON STOCK

As of April 8, 1998, there were 438 holders of record of the Company's Common Stock. This number is exclusive of beneficial owners whose securities are held in street name.

DIVIDENDS

The Company has not declared or paid any cash dividend on its Common Stock. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition and other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

On January 12, 1998, the Company issued 4% convertible subordinated debentures and 275,000 common stock purchase warrants exercisable at $1.00 per share, through a private placement to certain foreign investors pursuant to a claim of exemption under Regulation "S" promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The net proceeds to the Company, before legal and other costs, were $247,500 which was used to liquidate certain 1996 liabilities at a substantial discount and provide working capital to support the Company's operations. On February 25, 1998, and March 5, 1998, the holders of the debentures converted the amounts outstanding into 563,215 shares of the Company's common stock. All of the warrants remain outstanding.

ITEM 6.         SELECTED FINANCIAL DATA

The selected financial data set forth below for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 is derived from the Company's audited financial statements. This information should be read in conjunction with the financial statements for 1997, 1996 and 1995 and notes thereto included elsewhere herein and "Management's Discussion and Analyses of Financial Condition and Results of Operations" included at ITEM 7. which are incorporated herein by reference.

                                                                             Year Ended December 31,
                                             --------------------------------------------------------------------------------------
                                                 1997               1996               1995              1994              1993
                                             ------------       ------------       ------------       -----------       -----------
STATEMENT OF OPERATIONS DATA:
Net sales                                    $  4,166,626       $  1,410,498       $  1,951,487       $ 1,668,865       $ 6,655,573
                                             ------------       ------------       ------------       -----------       -----------

Operating costs and expenses:
 Cost of Sales                                  3,424,313          2,513,672          1,764,121         2,032,521         6,938,400
 Selling expenses                                  70,869            245,232            270,906           368,018           423,109
 General and administrative expense             1,118,310            961,195          1,777,934         1,499,036         1,742,160
 Impairment of long lived assets                1,408,839                 --                 --                --                --
 Restructuring charge                             196,903                 --                 --                --                --
 Other - litigation                               252,256                 --                 --                --                --
                                             ------------       ------------       ------------       -----------       -----------

 Total operating costs and expenses             6,471,490          3,720,099          3,812,961         3,899,575         9,103,669
                                             ------------       ------------       ------------       -----------       -----------

Loss from operations                           (2,304,864)        (2,309,601)        (1,861,474)       (2,230,710)       (2,448,096)
                                             ------------       ------------       ------------       -----------       -----------

Other income (expense):
 Interest                                         (25,191)           (20,277)          (112,387)          (20,016)          (60,438)
 Gain on disposal
   of subsidiary                                       --                 --                 --         1,376,959                --
 Other                                             87,310           (253,134)           112,773            26,751           155,962
                                             ------------       ------------       ------------       -----------       -----------
      Total other                                  62,119           (273,411)               386         1,383,694            95,524
                                             ------------       ------------       ------------       -----------       -----------

Net loss                                     $ (2,242,745)      $ (2,583,012)      $ (1,861,088)      $  (847,016)      $(2,352,572)
                                             ============       ============       ============       ===========       ===========

Basic and diluted loss per common share      $      (0.08)      $      (0.14)      $      (0.12)      $     (0.16)      $     (0.62)
                                             ============       ============       ============       ===========       ===========

Weighted average shares outstanding            26,793,999         18,555,439         14,997,532         5,302,147         3,794,631
                                             ============       ============       ============       ===========       ===========


BALANCE SHEET DATA:
Working capital                              $   (849,592)      $   (707,467)      $    574,146       $   779,566       $  (304,190)
Total assets                                      869,742          2,652,682          3,326,537         2,120,340         2,685,325
Total debt (1)                                     54,821            144,000            840,435            50,000           207,734
Stockholders' equity (capital deficit)           (419,911)         1,088,520          1,859,785         1,633,082           760,297


(1) Includes long-term debt, current maturity of long-term debt, capital lease obligations and notes payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included under
ITEM 8.

GENERAL. Effective January 1, 1997, the Company entered into an agreement under which a majority of the Company's stock was acquired by Mr. Kenneth H. Smith and Mr. James V. Warren. As a condition of the acquisition, all the Company's prior members of the Board of Directors and management resigned. Mr. Smith and Mr. Warren assumed control of the Board of Directors and Mr. Smith assumed control of operations of the Company. During 1997, a new management team has been assembled and the Company's operations have been restructured.

OVERVIEW OF 1995 THROUGH 1997. The Company reported losses in each of the last three years for a variety of reasons. During 1995, the Company attempted, with little success, to rebuild its customer base, most of which had been lost in 1994 due to poor production and quality at the Company's PIE operation at LTI. In response to this, the Company began a search to find and acquire products or technologies which could be produced with the Company's PIE labor force. Unfortunately, the plan to acquire companies and products did not succeed and the Company did not begin to take steps to control costs or reduce the size of its workforce. In 1996, these same problems persisted as revenues declined below 1995 levels while staffing and expenses continued unabated.

In January 1997, as part of the transaction through which control of the Company passed to the new management team, the Company received a significant infusion of equity capital of approximately $536,000. This capital infusion was used to finance the significant expansion of the Company's EM operations. The new management team took immediate steps to cut costs and improve production management, product quality and customer service. All these steps resulted in an immediate increase in revenues with existing customers and opportunities to serve new customers. These steps also resulted in the recognition of a restructuring charge to recognize the cost of severance and lay-off of excess personnel of approximately $197,000.

The new management team also made a thorough evaluation of the value of the assets acquired by prior management and took appropriate steps to write-off the value of assets which would not be realized, totaling approximately $1,409,000, and obsolete inventory, in the amount of approximately $307,000. The new management team also acted to resolve most of the outstanding litigation, inherited from prior management, recognizing a charge of approximately $252,000. The Company's new management also converted approximately $119,000 of the Company's long term debt, plus $27,000 of accrued interest into equity.

After recognizing, during the second quarter of 1997, the effect of the adjustments described above, the Company's net income for the final six months of 1997 was approximately $22,000. As discussed under Liquidity and Capital Resources, preliminary data for the first quarter of 1998 suggests that this trend is continuing.

The relationship with WCC has improved to the point, that in August 1997, the Company and WCC executed an agreement under which the Company serves as WCC's "industry partner", and WCC agreed to identify and purchase, to the extent possible, products from the Company. This revitalized relationship has also led the Company into numerous opportunities with several State prison systems, whereby the Company is exploring opportunities to manage prison industries owned by those various states.

RESULTS OF OPERATIONS. The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:

                                                Year Ended December 31,
                                             ----------------------------
                                             1997        1996        1995
                                             ----        ----        ----
Net sales                                     100%        100%        100%
                                             ----        ----        ----

Operating costs and expenses:
 Cost of Sales                                 82%        178%         90%
 Selling expenses                               1%         18%         14%
 General and administrative expense            27%         68%         91%
 Impairment of long lived assets               34%          0%          0%
 Restructuring charge                           5%          0%          0%
 Other - litigation                             6%          0%          0%
                                             ----        ----        ----
     Total operating costs and expenses       155%        264%        195%
                                             ----        ----        ----

Loss from operations                          (55%)      (164%)       (95%)
                                             ----        ----        ----

Other income (expense)
 Interest                                      (1%)        (1%)        (6%)
 Gain on disposal                               0%          0%          0%
   of subsidiary                                0%          0%          0%
 Other                                          2%        (18%)         6%
                                             ----        ----        ----
     Total other                                1%        (19%)         0%
                                             ----        ----        ----

Net loss                                      (54%)      (183%)       (95%)
                                             ====        ====        ====

   YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996. During the year ended December 31, 1997, the Company had a net loss of $2,242,745 or $0.08 per weighted-average share, on net sales of $4,166,626, as compared to a net loss of $2,583,012 or $0.14 per weighted-average share on net sales of $1,410,498 for the year ended December 31, 1996. The net sales increase of 195% was a result of improvements instituted by the Company's new management which included; converting all sales employees to commission-only sales agents, improved bidding techniques, improved product quality and faster service.

   On April 1, 1997, the Company recognized a $1,408,839 non-cash charge for the impairment of long lived assets to write-off all remaining assets described as goodwill and investments in technologies. These included the remaining unamortized cost of acquired technologies and goodwill of acquired companies. The assets and technologies, which had been inactive during 1997 and 1996, were thoroughly evaluated by the Company's new management and found to have no value. During the first quarter of 1997, amortization of these assets totaled $111,078.

   Also on April 1, 1997, the Company recognized a charge to restructure the Company's operations. The charge, in the amount of $196,903, represents the costs of severance to terminate thirteen management, sales and administrative positions and lay-off 50 inmates at LTI. The Company also recognized a charge, in the amount of $252,256 to accrue for losses, which management considers to be "probable", for lawsuits with third parties and the Company's former management.

   Finally, on April 1, 1997, the Company recognized a non-cash charge to adjust its inventory valuation allowance to write-off all remaining obsolete inventory in the amount of $306,888.

   The net loss recognized in the years ended December 31, 1997 and 1996, includes certain charges and accruals which, in the opinion of management, are nonrecurring. Excluding the impairment charge of $1,408,839, the related first quarter amortization of $111,078, the restructuring charge of $196,903, the charge to accrue for litigation losses of $252,256, and the write-off of obsolete inventory of $306,888, the Company's pretax profit for the year ended December 31, 1997, would have likely been $33,219. For the year ended December 31, 1996, the net loss, before write-off of obsolete inventory of $290,000 and a charge to write-off of the value of the Company's National Cycle League franchise in the amount of $265,000 was $2,028,012. Excluding nonrecurring charges, the pretax profit for 1997 improved by $2,061,231.

   EBITDA is defined as income before income taxes plus interest expense and depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principals, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to fund its cash needs. Furthermore, in the opinion of management, "normalized EBITDA," which excludes the nonrecurring charges incurred in 1997, of the impairment charge of $1,408,839, the restructuring charge of $196,903, the charge to accrue for litigation losses, of $252,256, and the write-off of obsolete inventory of $306,888, provides certain investors with a more relevant comparison of the Company's progress. On that basis, The Company's normalized EBITDA in 1997 totaled $126,526, compared to a normalized EBITDA of negative $1,533,808 in 1996, which excluded a charge to write-off obsolete inventory of $290,000 and a charge to write-off the value of the Company's National Cycle League franchise in the amount of $265,000. The improvement in normalized EBITDA in 1997, compared to 1996, totaled $1,660,334.

   Cost of goods sold, in the amount of $3,424,313, decreased as a percentage of net sales to 82% for the year ended December 31, 1997 from $2,513,672, which represented 178% of net sales, for the year ended December 31, 1996. These amounts include charges to write-off obsolete inventory in the amount of $306,888 in 1997, and $290,000 in 1996. Excluding the write-offs of obsolete inventory, cost of goods sold would have represented approximately 75% and 158% of net sales for the years ended December 31, 1997 and 1996, respectively. The improvement in the Company's cost of goods sold is a direct result of changes instituted by the Company's new management, the recognition of the charges described above, improved production management, improved purchasing procedures, improved bidding procedures and improved quality. As a result of the improvement in cost of sales throughout 1997, management believes that cost of goods sold for the EMP operations will improve in 1998 by approximately 5%.

   Selling expenses in the amount of $70,869 represented 1% of net sales during the year ended December 31, 1997 compared to $245,232 representing 18% of net sales for the year ended December 31, 1996. These expenses decreased primarily due to the termination of the Company's full time sales employees and replacing their efforts with independent sales agents, compensated on a commission-only basis. The improvement in performance on a percentage basis was also affected by increased sales volume in 1997.

   General and administrative expenses totaled $1,118,310 for the year ended December 31, 1997 which represented 27% of net sales, compared to $961,195 which represented 68% of net sales for the year ended December 31, 1996. The improvements in general and administrative expenses are attributable to the changes described above, new management's efforts to control costs and increased sales in 1997. In the opinion of management, these expenses are expected to decline as a percentage of net sales due to the fixed nature of corporate overhead, which is not expected to increase significantly in 1998.

   The 100% valuation allowance against the Company's $3,720,000 net deferred tax asset continues to be recognized at December 31, 1997. As a result of the series of transactions through which the Company's new management gained control in 1997, the Company is limited in the utilization of prior accumulated net operating losses and anticipates that $573,561 per year of net operating losses are available to offset future annual taxable income. The Company expects to pay taxes in 1998 in accordance with the provisions of the alternative minimum tax and various state income tax laws as the Company's operations are anticipated to expand into several new states.

   YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995. The Company incurred net losses of $2,583,012 and $1,861,088, respectively, during the years ended December 31, 1996 and 1995, representing losses of $0.14 and $0.12 per weighted-average share, respectively. Net sales totaled $1,410,498 and $1,951,487 during the years ended December 31, 1996 and 1995, respectively. During 1994 the Company initiated its EM operations at the WCC correctional facility in Lockhart, Texas and experienced significant operations and quality problems which were not resolved in 1995 or 1996. Customer dissatisfaction resulted in severe financial difficulties. This impaired the Company's ability to meet its payroll and raw materials purchasing obligations, thwarting efforts to increase production and sales volume. The Company did not correct its manufacturing problems or reduce its staffing levels sufficiently to curtail or minimize the financial hardship.

   As a result of the operating difficulties described above, the Company's cost of goods sold, in the amount of $2,513,672, represented 178% of net sales for the year ended December 31,1996. During the year ended December 31, 1995, cost of goods sold was $1,764,121, which represented 90% of net sales. During the years ended December 31, 1996 and 1995, cost of goods sold included charges of $290,000 and $262,000 respectively, for adjustments to reduce the value of inventory to the lower of cost or market as a result of obsolescence. New management was instrumental in the decision, at the end of 1996, to recognize the addition to the inventory valuation reserve recognized in 1996. A significant portion of these items had been acquired in 1994 through the transfer of inventory from a predecessor company.

   Selling expenses totaling $245,232 and $270,906 represented 18% and 14% of net sales in the years ended December 31, 1996 and 1995 respectively. General and administrative expenses totaling $961,195 and $1,777,934 represented 68% and 91% of net sales for the years ended December 31, 1996 and 1995, respectively. During the year ended December 31, 1995, the Company included in its general and administrative expenses operating costs for offices in Vancouver, British Columbia and Phoenix, Arizona; a charge of $300,000 to write off the value of an acquired technology; and recognized a charge of $147,181 as compensation expense related to the Company's stock option plans.

LIQUIDITY AND CAPITAL RESOURCES. During the three years ended December 31, 1997, 1996 and 1995 the Company experienced negative operating cash flows of $560,302, $478,354 and $549,260 respectively. Negative cash flows from operations resulted principally from the operating losses incurred during these years which, during 1997, were largely offset by non-cash reductions of (1) $179,194 for depreciation and amortization, (2)$1,408,839 of charges for impairment of long lived assets and (3) $306,888 for inventory valuation allowance. The primary uses of cash during 1997 were to fund the reduction of accounts payable and the increase in accounts receivable attributable to increased sales volume. During 1995 and 1996, the Company increased its accounts payable and accrued expenses by $155,331 and $892,589, respectively, which contributed to the funding of negative cash flow from operations, but severely impaired the Company's relations with its suppliers.

Cash used in investing activities of $58,942 and $3,294 during 1997 and 1995, respectively, were for the purchase of equipment.

Cash provided by financing activities of $618,185, $454,042 and $575,835 during 1997, 1996 and 1995, respectively, were primarily the net proceeds of common stock and debt issuances. During 1995 and 1996, the Company funded its operations through borrowings totaling approximately $571,000, from companies controlled by prior management, later repaid through the issuance of 1,845,000 shares of restricted stock. In 1996, the Company completed a private placement of debt, of approximately $144,000, of which all but $25,000, has been converted to equity by the Company's new management in 1997.

As a result of the acquisition of the Company by the investor group led by Mr. Smith and Mr. Warren, and the resulting issuance of 6,000,000 shares of the Company's common stock, $536,613 was contributed to working capital in 1997. This contribution significantly improved the Company's financial condition thus strengthening the Company's relationships with vendors and allowing the Company to finance significant increases in sales volume.

While the Company was able to increase its sales volume in 1997 by approximately 195%, and substantial progress was made by improving all aspects of operating costs, net working capital declined by $142,125 from a negative $707,467 as of December 31, 1996, to a negative $849,592 as of December 31, 1997, resulting principally from a $306,888 write-off of inventory made as part of management's evaluation of the carrying value of its assets on an ongoing basis. Accounts receivable increased by $102,680 to $341,327, representing approximately 30 days' sales, at December 31, 1997, from $238,647, representing approximately 62 days' sales as of December 31, 1996. This improvement was the result of new management's efforts to improve quality and customer service. Inventory declined by $397,294 to $74,933 at December 31, 1997 from $472,227 at December 31, 1996, primarily as a result of the $306,888 write down of obsolete inventory during the second quarter of 1997. Accounts payable declined by $238,363 to $567,841, representing approximately 66 days' cost of sales (excluding changes in the reserve for inventory obsolescence), at December 31, 1997, from $806,204, representing approximately 132 days' cost of sales, at December 31, 1996, (excluding changes in the reserve for inventory obsolescence).

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

On January 12, 1998, the Company issued 4% convertible subordinated debentures and 275,000 common stock purchase warrants exercisable at $1.00 per share, through a private placement to certain foreign investors pursuant to a claim of exemption under Regulation "S" promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The net proceeds to the Company, before legal and other costs, were $247,500, which were used to liquidate certain 1996 liabilities at a substantial discount and provide working capital to support the Company's operations. On February 25, 1998 and March 5, 1998, the holders of the debentures converted the amounts outstanding into 563,215 shares of the Company's common stock. All of the warrants remain outstanding.

The Company's operating budgets for 1998 call for total revenues of approximately $10,000,000 from a total of seven operating facilities, of which the LTI facility in Lockhart, Texas will contribute approximately $8,000,000. Net income from all operations is anticipated to be approximately $700,000. Preliminary data for the first quarter of 1998 indicates that the company will meet or exceed its first quarter goals toward achieving the 1998 budget.

The Company's growth plans include the entry into non-garment cut-and-sew operations and a customer call center. The Company is currently involved in substantial discussions with several States in which the Company has been asked to take-over existing state-run call center operations. The Company has also entered into substantial discussions with a furniture manufacturer who plans to repatriate a furniture assembly operation currently performed outside the United States.

Most of these expansions will not require significant up-front capital investments. As the Company prepares to enter its first cut-and-sew operation, at a WCC correctional facility in McFarland, CA, its initial start-up investment will be approximately $10,000. This operation is the first to take advantage of WCC's effort to identify products which it currently buys from outside suppliers, which will now be made by inmates at a WCC facility in which the Company is operating a PIE business. Management believes that the cash flow generated from operations is adequate to enable the Company to continue to expand its Lockhart, Texas operations and expand into the six new facilities planned for 1998.

If it became necessary for a significant cash infusion to fund its expansion or operations, the Company could pursue several courses of action. The Company could factor its accounts receivable which are primarily with Fortune 1000 companies, also, all of the Company's assets, including inventory and fixed assets, are unencumbered and could be used as collateral, if needed. Management believes that these cash infusion measures could raise up to $500,000, depending upon the underlying value of the assets. In addition, if it became necessary, management could reduce certain fixed costs by reducing personnel at its Lockhart, Texas location and its corporate headquarters in Marietta, Georgia. Management estimates that the cost savings from these reduction measures could total approximately $200,000.

The Company's 1998 plans call for expansion into new prison facilities. The timetable for the expansion could be accelerated with the infusion of additional capital. The Company is continuing to negotiate with potential investors for additional capital. In January 1998, the Company obtained $275,000 of new capital. The initial terms of the new funding could have allowed the Company to access up to $1,000,000 of capital, however, management determined that its cash needs did not warrant the cost of capital of the additional funding. Furthermore, management was in negotiations with additional potential investors with more favorable funding terms. The Company currently has a letter of intent which is subject to due diligence from a potential investor to provide $5,000,000 of funding through the issuance of convertible preferred stock. In addition, the potential investor would provide an additional $5,000,000 to be used for strategic acquisitions. There is no guarantee that this funding will take place.

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

NEW ACCOUNTING PRONOUNCEMENTS. Statement of Financial Accounting Standards ("SFAS") No. 128, " Earnings per Share," is effective for fiscal years ending after December 15, 1997. This statement established standards for computing and presenting earnings per share ("EPS"). The provisions of this pronouncement have been reflected in the accompanying financial statements.

SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has addressed the requirements of SFAS No. 130 and no material impact on the financial statements is expected.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally certain financial information is required to be reported on the basis that it is used internally for evaluating performance of and allocation of resources to operating segments. The Company has not yet determined to what extent the standard will impact its current practice of reporting operating segment information.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain statements in this annual report on form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can generally be identified by use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in such forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                              Page
                                                                                              ----
Report of Independent Certified Public Accountants                                              15

Report of Independent Accounts                                                                  16

Consolidated Balance Sheets, December 31, 1997 and 1996                                         17

Consolidated Statements of Operations, Years Ended December 31, 1997, 1996 and 1995             18

Consolidated Statements of Stockholders' Equity (Capital Deficit), Years Ended                  19
         December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows, Years Ended December 31, 1997, 1996 and 1995             20

Notes to Consolidated Financial Statements                                                      21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors of
U.S. Technologies Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of U.S. Technologies Inc. and its subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (capital deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Technologies Inc. and its subsidiaries at December 31, 1997 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                  BDO SEIDMAN, LLP


Atlanta, Georgia
February 13, 1998, except for Note 15
  which is as of March 5, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
U.S. Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of U.S. Technologies Inc. and Subsidiaries "the Company" as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Technologies Inc. and Subsidiaries as of December 31, 1996, and the results of their operations and cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered significant losses from operations during each of the two years ended December 31, 1996 and 1995, and had a working capital deficiency at December 31, 1996, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from this uncertainty.


                                    BROWN, GRAHAM AND COMPANY P.C.

Georgetown, Texas
April 8, 1997

                             U.S. Technologies Inc.
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                     December 31,
                                                                            -------------------------------
                                                                                1997               1996
                                                                            ------------       ------------
Current Assets:
     Cash                                                                   $        489       $      1,548
     Trade accounts receivable, net of reserves
        of $18,000 and $90,953                                                   341,327            238,647
     Inventory, net                                                               74,933            472,227
     Prepaid expenses                                                              4,244                273
                                                                            ------------       ------------
        Total current assets                                                     420,993            712,695
                                                                            ------------       ------------

 Property and equipment, net                                                     137,024            146,118
                                                                            ------------       ------------

 Other assets:
     Goodwill and investment in technologies, net of
        accumulated amortization of $1,021,648 in 1996                                --          1,519,917
     Note receivable, stockholder                                                296,305            270,000
     Other assets                                                                 15,420              3,952
                                                                            ------------       ------------
        Total other assets                                                       311,725          1,793,869
                                                                            ------------       ------------

          Total assets                                                      $    869,742       $  2,652,682
                                                                            ============       ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:
     Accounts payable                                                       $    567,841       $    806,204
     Accrued expenses                                                            666,991            613,958
     Current portion of long term debt                                            35,753                 --
                                                                            ------------       ------------
        Total current liabilities                                              1,270,585          1,420,162
                                                                            ------------       ------------

 Long term debt                                                                   19,068            144,000
                                                                            ------------       ------------

 Total liabilities                                                             1,289,653          1,564,162
                                                                            ------------       ------------

 Stockholders' equity (capital deficit):
     Preferred stock; $0.02 par value; 10,000,000 shares
        authorized; no shares issued                                                  --                 --
     Common stock; $0.02 par value; 40,000,000 shares
        authorized; 28,632,063 and 21,857,263 shares
        issued and outstanding                                                   572,642            437,146
     Additional paid-in capital                                               12,392,016         11,729,811
     Accumulated deficit                                                     (13,170,977)       (10,928,232)
     Stock receivable                                                           (213,592)          (150,205)
                                                                            ------------       ------------
        Total stockholders' equity (capital deficit)                            (419,911)         1,088,520
                                                                            ------------       ------------

          Total liabilities and stockholders' equity (capital deficit)      $    869,742       $  2,652,682
                                                                            ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

                             U.S. Technologies Inc.
                      Consolidated Statements of Operations

                                                               Year Ended December 31,
                                                  --------------------------------------------------
                                                      1997               1996               1995
                                                  ------------       ------------       ------------
 Net Sales                                        $  4,166,626       $  1,410,498       $  1,951,487
                                                  ------------       ------------       ------------

 Operating costs and expenses:
      Cost of sales                                  3,424,313          2,513,672          1,764,121
      Selling expense                                   70,869            245,232            270,906
      General and administrative expense             1,118,310            961,195          1,777,934
      Impairment of long lived assets                1,408,839                 --                 --
      Restructuring charge                             196,903                 --                 --
      Other - litigation                               252,256                 --                 --
                                                  ------------       ------------       ------------

          Total operating costs and expenses         6,471,490          3,720,099          3,812,961
                                                  ------------       ------------       ------------

          Loss from operations                      (2,304,864)        (2,309,601)        (1,861,474)
                                                  ------------       ------------       ------------

 Other income (expense):
      Interest, net                                    (25,191)           (20,277)          (112,387)
      Other, net                                        87,310           (253,134)           112,773
                                                  ------------       ------------       ------------

          Total other income (expense)                  62,119           (273,411)               386
                                                  ------------       ------------       ------------

 Net loss                                         $ (2,242,745)      $ (2,583,012)      $ (1,861,088)
                                                  ============       ============       ============


Basic and diluted loss per common share           $      (0.08)      $      (0.14)      $      (0.12)
                                                  ============       ============       ============

Weighted average common shares outstanding          26,793,999         18,555,439         14,997,532
                                                  ============       ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

                             U.S. Technologies Inc.
        Consolidated Statements of Stockholders' Equity (Capital Deficit)

                                         Common Stock        Additional
                                    ----------------------     Paid-in       Accumulated       Stock
                                      Shares     Par Value     Capital         Deficit       Receivable       Total
                                    ---------    ---------   -----------    ------------     ----------    -----------
Balance, January 1, 1995            6,969,635    $139,393    $ 7,977,821    $ (6,484,132)    $      --     $ 1,633,082

Stock exchanged for services          372,000       7,440        198,083              --            --         205,523
Stock issued for new product          750,000      15,000        181,793              --            --         196,793
Stock options exercised               730,600      14,612        260,113              --            --         274,725
Stock issued for Newdat, Inc.
   acquisition                      7,053,728     141,075      1,269,675              --            --       1,410,750
Net loss                                   --          --             --      (1,861,088)           --      (1,861,088)
                                   ----------    --------    -----------    ------------     ---------     -----------
Balance, December 31, 1995         15,875,963     317,520      9,887,485      (8,345,220)           --       1,859,785
                                   ----------    --------    -----------    ------------     ---------     -----------


Stock issued for new product        3,536,000      70,720        481,780              --            --         552,500
Stock issued to retire debt         1,360,079      27,202        534,331              --            --         561,533
Stock receivable                      485,221       9,704             --              --      (150,205)       (140,501)
Stock options exercised               600,000      12,000         78,000              --            --          90,000
Debt contributed to capital                --          --        748,215              --            --         748,215
Net loss                                   --          --             --      (2,583,012)           --      (2,583,012)
                                   ----------    --------    -----------    ------------     ---------     -----------
Balance, December 31, 1996         21,857,263     437,146     11,729,811     (10,928,232)     (150,205)      1,088,520
                                   ----------    --------    -----------    ------------     ---------     -----------

Stock issued, change in control     5,507,130     110,143        516,431              --            --         626,574
Stock options exercised                50,000       1,000         11,500              --            --          12,500
Stock issued to retire debt           583,800      11,676        134,274              --            --         145,950
Stock receivable                      633,870      12,677             --              --       (63,387)        (50,710)
Net loss                                   --          --             --      (2,242,745)           --      (2,242,745)
                                   ----------    --------    -----------    ------------     ---------     -----------
Balance, December 31, 1997         28,632,063    $572,642    $12,392,016    $(13,170,977)    $(213,592)    $  (419,911)
                                   ----------    --------    -----------    ------------     ---------     -----------



The accompanying notes are an integral part of the consolidated financial statements

                             U.S. Technologies Inc.
                      Consolidated Statements of Cash flows

                                                                                       Year Ended December 31,
                                                                             -------------------------------------------
                                                                                 1997            1996            1995
                                                                             -----------     -----------     -----------
Cash flows from operating activities:
    Net loss                                                                 $(2,242,745)    $(2,583,012)    $(1,861,088)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                                            179,194         473,927         852,297
        (Gain) loss on disposal of asset                                              --         265,000        (126,436)
        Impairment of long lived assets                                        1,408,839              --              --
        Inventory valuation allowance                                            306,888         290,000         262,000
        Provision for bad debts                                                   18,000          90,953          43,872
        Compensation - non qualified options and rule 144 stock                       --              --         147,181
        Changes in assets and liabilities, net of effects of acquisition:
           Receivables, net                                                     (120,680)        (70,963)        (72,342)
           Inventory                                                              90,406         157,743          26,317
           Prepaid expenses                                                       (3,971)          5,749          25,090
           Other assets                                                          (10,903)           (340)         (1,482)
           Accounts payable                                                     (238,363)        551,546          91,890
           Accrued expenses                                                       53,033         341,043          63,441
                                                                             -----------     -----------     -----------
             Net cash used in operating activities                              (560,302)       (478,354)       (549,260)
                                                                             -----------     -----------     -----------

Cash used in investing activities:
    Purchase of equipment                                                        (58,942)             --          (3,294)
                                                                             -----------     -----------     -----------

Cash flows from financing activities:
    Issuance of common stock                                                     588,364          90,000          45,000
    Principal payments on notes payable                                           (6,179)        (15,000)        (50,000)
    Issuance of long term debt                                                    36,000         379,042         580,835
                                                                             -----------     -----------     -----------
      Net cash provided by financing activities                                  618,185         454,042         575,835
                                                                             -----------     -----------     -----------

Increase (decrease) in cash                                                       (1,059)        (24,312)         23,281

Cash, beginning of period                                                          1,548          25,860           2,579
                                                                             -----------     -----------     -----------

Cash, end of period                                                          $       489     $     1,548     $    25,860
                                                                             ===========     ===========     ===========

Supplemental disclosure of cash flow information:
    cash paid for interest                                                   $       821     $    19,333     $    12,411
                                                                             ===========     ===========     ===========

Supplemental disclosure of non-cash investing and financing activities:

    Stock issued for acquisitions and products
      Shares issued                                                                   --       3,536,000       7,803,728
                                                                             ===========     ===========     ===========
      Value of acquisitions and products                                     $        --     $   552,500     $ 1,607,543
                                                                             ===========     ===========     ===========

    Stock issued to retired debt
      Shares issued                                                              583,800       1,845,300              --
                                                                             ===========     ===========     ===========
      Debt retired                                                           $   145,950     $   571,237     $        --
                                                                             ===========     ===========     ===========

     Stock issued in exchange for note receivable
      Shares issued                                                              633,870         485,221              --
                                                                             ===========     ===========     ===========
      Note received                                                          $    63,387     $   150,205     $        --
                                                                             ===========     ===========     ===========

     Sale of asset in exchange for a note receivable                         $        --     $   270,000     $        --
                                                                             ===========     ===========     ===========

     Debt, accrued expenses and accounts receivable
       contributed to capital                                                $        --     $   748,215     $        --
                                                                             ===========     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements

                             U.S. Technologies Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company

         U.S. Technologies Inc. (the "Company") performs labor intensive "outsourcing" work for Fortune 1000 companies. The work is performed by inmates in a detention facility located in Lockhart, Texas, under the guidelines of a 1979 Federal Government Program known as the Prison Industry Enhancement program ("PIE"). The Company performs assembly, manufacturing, enhancement, rework, packaging and sorting of products.

         The Company operates under an exclusive agreement with Wackenhut Corrections Corporation ("WCC"), a leading developer and manager of privatized correctional and detention facilities in the United States, Canada, the United Kingdom and Australia. WCC is the second largest manager of privatized correctional facilities in the United States. Under this agreement the Company's operations in privatized prisons are devoted to those managed by WCC. Currently WCC manages 47 detention facilities in the United States and has committed to begin construction on new industry buildings at several of its sites for use by the Company. WCC does not have an ownership interest in the Company.

         Principles of Consolidation

         The consolidated financial statements at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995, include the accounts of U.S. Technologies Inc., and its wholly owned subsidiaries, Labor-to-Industry Inc. ("LTI"), Newdat, Inc., (Newdat) and Newdat's 80% owned subsidiary SensonCorp, Limited (Senson). Newdat and Senson were inactive in 1997 and 1996.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates for many reasons including risks and uncertainties. Potential risks and uncertainties include such factors as the financial strength of the electronics manufacturing industry, sales in the electronics manufacturing industry, competition and the success of the Company's planned expansion into the call center and cut-and-sew manufacturing industries.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturity dates of three months or less from the date of purchase to be cash equivalents.

         Fair Value of Financial Instruments

         The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values as of December 31, 1997 and 1996.

         Income Taxes

         The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The Company provides a valuation allowance against its deferred tax assets to the extent that management estimates that it is not "more likely than not" that such deferred tax assets will be realized.

         Restructuring Costs

         The Company records the costs of severance and lay-offs related to the Company's employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)."

         Inventories

         Inventories are stated at the lower of cost, determined by the average cost method, or market.

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

                                                       Estimated Lives
                                                       ---------------
                  Equipment                               5-7 years
                  Furniture and fixtures                    7 years
                  Vehicles                                  3 years
                  Leasehold Improvements                    6 years

         Earnings per Share

         The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for fiscal years ending after December 15, 1997. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents. For all periods presented diluted earnings per share have not been presented because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

         Revenue Recognition and Accounts receivable

         Revenue is recognized when the product is shipped. An allowance for doubtful accounts is provided based on periodic reviews of the accounts.

         Stock Option Plans

         Effective in 1997, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 requires that companies that do not choose to account for stock based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the effects of SFAS No. 123.

         Long Lived Assets

         Effective for years beginning after December 15, 1995, SFAS No. 121, "Accounting for the Impairment of Long Lived Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         New Accounting Pronouncements

         SFAS No. 128, "Earnings per Share" is effective for fiscal years ending after December 15, 1997. This statement established standards for computing and presenting earnings per share ("EPS"). The provisions of this pronouncement have been reflected in the accompanying financial statements.

         SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has addressed the requirements of SFAS No. 130 and no material impact on the financial statements is expected.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that it is used internally for evaluating performance of and allocation of resources to operating segments. The Company has not yet determined to what extent the standard will impact its current practice of reporting operating segment information.

2.       FUTURE OPERATIONS

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant losses during each of the three years in the period ended December 31, 1997, and has a working capital deficiency at December 31, 1997 and 1996.

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

         The new management team also made a thorough evaluation of the value of the assets acquired by prior management and took appropriate steps to write-off the value of assets which would not be realized, totaling approximately $1,409,000, and obsolete inventory, in the amount of approximately $307,000. The new management team acted to resolve most of the outstanding litigation, inherited from prior management, recognizing a charge of approximately $252,000. The Company's new management also converted approximately $119,000 of the Company's long-term debt and $27,000 of accrued interest into equity.

         After recognizing, during the second quarter, the effect of the adjustments described above, the Company's net income for the final six months of 1997 was approximately $22,000. Preliminary data for the first quarter of 1998 suggests that this trend is continuing.

         The Company plans to expand its operations into six new facilities in 1998. Most of these expansions will not require significant up-front capital investments. For example, as the Company is preparing to enter its first cut-and-sew operation at a WCC correctional facility in McFarland, CA, its initial start-up investment will be approximately $10,000. This operation is the first to take advantage of WCC's effort to identify products which it currently buys from outside suppliers, which will now be made by inmates at a WCC facility in which the Company is operating a PIE business. Management believes that the cash flow generated from operations is also adequate to enable the Company to continue to expand its Lockhart, Texas operations.

         If it became necessary for a significant cash infusion to fund its expansion or operations, the Company could pursue several courses of action. The Company could factor its accounts receivable which are primarily with Fortune 1000 companies, also, all of the Company's assets, including inventory and fixed assets, are unencumbered and could be used as collateral, if needed. Management believes that these cash infusion measures could raise up to $500,000 depending upon the underlying value of the assets. In addition, if it became necessary, management could reduce certain fixed costs by reducing personnel at its Lockhart, Texas location and its corporate headquarters in Atlanta, Georgia. Management estimates that the cost savings from these reduction measures could total approximately $200,000.

         The Company's continued existence is dependent upon its ability to continue to resolve its liquidity problems. While there is no assurance that such problems can be resolved, the Company believes there is a reasonable expectation of achieving that goal through cash generated from operations, the expansion of operations and the sale of additional stock through private placements. Should the Company be unable to achieve its financial goals, the Company may be required to significantly curtail its operations.

3.       IMPAIRMENT AND RESTRUCTURING CHARGE

         As a result of changes in the Company's management in 1997, a thorough evaluation of the Company's operations was undertaken, including, among other things, the carrying value of long-lived assets in light of the recurring operating losses and uncertainty regarding the recoverability of such assets. Effective April 1, 1997, management determined that based on the current market conditions and an analysis of the projected undiscounted future cash flows calculated in accordance with the provisions of SFAS No. 121, the carrying amount of its goodwill and investments in technology may not be recoverable. The resultant impairment of these long-lived assets necessitated a write-down of $1,408,839, comprised of unamortized goodwill and investments in technologies of Newdat and Senson, acquired in January 1995.

         Management also evaluated personnel requirements in light of the current level and mix of operating revenues. The evaluation resulted in management, sales and administrative personnel being reduced from 16 to three, and the number of inmate employees being reduced from approximately 125 to approximately 75. Effective April 1, 1997, the Company accrued a restructuring charge in the amount of $196,903 to record the costs of severance and lay-off of excess personnel. The restructuring was completed as of June 30, 1997, with none of the amounts accrued remaining outstanding as of December 31, 1997.

4.       INVENTORIES

         At December 31, inventories consisted of the following:

                                                 1997          1996
                                              ----------    ----------
                  Raw Materials               $  893,848    $  984,811
                  Work in progress                15,085        72,416
                                              ----------    ----------
                                                 908,933     1,057,227
                  Reserve for obsolescence       834,000       585,000
                                              ----------    ----------

                                              $   74,933    $  472,227
                                              ==========    ==========

         The Company provided a reserve for obsolete raw materials of $306,888, $290,000 and $262,000, during the years ended December 31, 1997, 1996 and 1995, respectively.

5.       PROPERTY AND EQUIPMENT

         At December 31, property and equipment consisted of the following:

                                                        1997            1996
                                                     ----------      ----------
                  Equipment                          $  983,099      $  936,559
                  Furniture and fixtures                170,823         164,056
                  Leasehold improvements                123,520         123,520
                                                     ----------      ----------
                                                      1,277,442       1,224,135
                  Less accumulated depreciation       1,140,418       1,078,017
                                                     ----------      ----------
                                                     $  137,024      $  146,118
                                                     ==========      ==========

         Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $67,116, $90,072 and $197,920, respectively.

6.       NOTES PAYABLE

         Notes payable and long-term debt at December 31, consisted of the following:

                                                               1997         1996
                                                             -------      --------
         5% unsecured note payable; due July 27, 2000        $29,821      $     --

         12% unsecured note payable to a profit sharing
         plan; due on July 1, 1998                            25,000        50,000

         12% to 14% unsecured notes, paid in 1997                 --        94,000
                                                             -------      --------

         Total                                               $54,821      $144,000
                                                             =======      ========

         Current maturities of long-term debt are as follows:

              December 31,
                  1998                                $35,753
                  1999                                 11,303
                  2000                                  7,765
                                                      -------
                                                      $54,821
                                                      =======

7.       INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                      1997              1996
                                                  -----------       -----------
         Deferred tax assets
            Current assets and liabilities        $   246,000       $   244,000
            Long-lived assets                              --            71,000
            Net operating loss carryforwards        3,474,000         2,991,000
                                                  -----------       -----------

                                                    3,720,000         3,306,000
                                                  -----------       -----------

         Valuation allowance                       (3,720,000)       (3,306,000)
                                                  -----------       -----------

                                                  $        --       $        --
                                                  ===========       ===========

At December 31, 1997, the Company has net operating loss carryforwards of approximately $9,633,000 for federal income tax purposes that expire in years 2004 through 2012. The Company's utilization of losses prior to 1997 to offset future taxable income is limited to approximately $574,000 per year as a result of a change in control of the Company, in accordance with Internal Revenue Code section 382. Utilization of the losses and other deferred tax assets may be further limited by alternative minimum tax provisions.

The reconciliation of income tax computed at the United States federal statutory tax rate (34 percent) to income tax expense (benefit) is as follows:

                                               1997              1996           1995
                                            ---------         ---------      ---------
         Benefit at United States
            statutory rate                  $(763,000)        $(878,000)     $(633,000)
         Non-deductible
            expenses                          349,000            99,000          6,000
         Change in deferred tax
            asset valuation
            allowance                         414,000           779,000        627,000
                                            ---------         ---------      ---------

                                            $      --         $      --      $      --
                                            =========         =========      =========

8.       LEASES

         Effective October 15, 1996, and during all of 1997, the Company operated under a verbal lease and work program agreement with WCC, The Texas Department of Criminal Justice, Division of Pardons and Paroles ("TDCJ") and the City of Lockhart, Texas, for its LTI operations to lease approximately 27,800 square feet of manufacturing and office space. Subsequent to December 31, 1997, WCC and the Company executed a written agreement effective through January
31, 2001, which will include an automatic three year extension. The agreement provides for annual rental rates of $1 per year for the primary term and the three year extension. The lease agreement includes a commitment by the Company to employ a minimum of 125 residents within 90 days of execution and allows
WCC to reduce the Company's space if it is not being used by LTI. The TDCJ and the City of Lockhart, Texas, are expected to execute the agreement, without any material change, in the near future.

         The Company leases approximately 3,000 Square feet for its executive offices in Marietta, Georgia, under a three year operating lease expiring September 30, 2000. Monthly rentals under this lease are $4,287. The Company is obligated under several operating leases for vehicles and office equipment.

         Future minimum rentals due under operating leases are as follows:

                  Year
                  ----
                  1998                       $ 87,808
                  1999                         79,360
                  2000                         53,699
                                             --------

                  Total                      $220,867
                                             ========

         Rental expense for the years ended December 31, 1997, 1996 and 1995, was $62,308, $27,648 and $22,870, respectively.

9.       CONTINGENCIES

         The Company is involved in several lawsuits related to prior management and claims against companies acquired or controlled by prior management. Several of these suits claim that the Company is liable as a successor-in-interest for amounts owed by entities whose assets were acquired by the Company. The aggregate amount claimed under these lawsuits, including interest and attorney fees, is approximately $103,000. Management believes these claims are without merit, and accordingly is vigorously defending these lawsuits.

         The Company is involved in a lawsuit brought by a former management official who claims to be entitled to certain severance benefits and back pay. The aggregate amount claimed under this lawsuit, including interest and attorney fees, is approximately $330,000. Management is vigorously defending this lawsuit.

         Effective April 1, 1997 the Company accrued a charge in the amount of $252,256 to recognize the costs which were deemed to be "probable" under SFAS No. 5, "Accounting for Contingencies," to resolve outstanding litigation. As of December 31, 1997, the remaining balance of this accrual to resolve outstanding litigation was $126,342

10.      BUSINESS AND CREDIT CONCENTRATION

         The Company is dependent upon certain customers for a major portion of its sales. The sales of services to IBM represented approximately 66%, 55%, and 11% for the years ended December 31, 1997, 1996 and 1995, respectively. Texas Instruments accounted for approximately 19%, 8% and 15% of total sales during the years ended December 31, 1997, 1996 and 1995, respectively. IBM and Texas Instruments, along with two other customers, High End Systems and Wyle EMG, comprised approximately 87% of net accounts receivable at December 31, 1997.

         During 1997, the Company's outsourcing operations were limited to electronics manufacturing. Until such time as the Company successfully expands into the call center and cut-and-sew manufacturing industries, the Company will be economically dependent on the health of the electronics manufacturing industry and the niche in which it provides products and services.

         The Company is also dependent on WCC since the operations of its sole operating facility are subject to the work program agreement described in note
8. above.

11.      STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

COMMON STOCK AND EARNINGS PER SHARE

         The Company had 40,000,000 shares of $0.02 par value common stock and 10,000,000 shares of $0.02 par value preferred stock at December 31, 1997. Shares of common stock issued and outstanding were 28,632,063 and 21,857,263, respectively, at December 31, 1997. The following table reconciles the number of shares shown as outstanding on the balance sheets with the weighted-average shares used for computing earnings per share (EPS) for the years ended December 31:

                                                               1997         1996         1995
                                                            ----------   ----------   ----------
Common shares outstanding at December 31                    28,632,063   21,857,263   15,875,963
Effect of using weighted-average common
  shares outstanding                                        (1,838,064)  (3,301,824)    (878,431)
                                                            ----------   ----------   ----------
Shares used in computing earnings
  per share                                                 26,793,999   18,555,439   14,997,532
                                                            ==========   ==========   ==========

         Diluted EPS have not been presented due to stock options and warrants which comprised common stock equivalents totaling 112,500, 0 and 0 for the years 1997, 1996 and 1995, respectively, being anti-dilutive.

         During 1995, the Company issued 7,053,728 shares of its common stock for all of the outstanding capital stock of Newdat. See note 14.

         During 1996, the Company issued 3,536,000 shares of its common stock, representing $552,500 for a new technology. As described in note 3, the unamortized balance of this technology has been written-off through an impairment charge in 1997.

         During 1996, the Company issued 1,845,300 shares of common stock to retire outstanding notes payable of $571,237 to Carlton Technologies Ltd. At the time the stock was issued to Carlton Technologies Ltd., only $421,032 of notes payable was due; therefore a receivable of $150,205 has been recorded as a reduction to stockholders' equity.

         Effective January 1, 1997, a group of individuals entered into an agreement with the then majority owners of the Company to acquire control of the Company. The individuals were principally Mr. Kenneth H. Smith and Mr. James V. Warren. Currently Mr. Smith serves as the Company's Chairman of the Board of Directors, President and Chief Executive Officer (CEO). As a part of the agreement, certain accounts receivable, accrued expenses and notes payable arising from companies controlled by former majority owners, Tintagel, Ltd., Laura Investments, Ltd., and Laura Technologies, Ltd., in the amount of $748,215 were contributed to additional paid-in capital effective December 31, 1996. In 1997, in connection with the foregoing acquisition, the Company issued 6,000,000 shares of the Company's common stock in exchange for $536,613 and a note in the principal amount of $63,387 from Mr. Smith. The note receivable from Mr. Smith has been recorded as a reduction in stockholders' equity. In addition the investor group led by Mr. Smith and Mr. Warren acquired an additional 9,169,000 shares of the Company's common stock from companies owned or controlled by Tintagel, Ltd., and Komen Holdings Pty, Ltd., another affiliate of the former majority owners.

         During 1997, the Company converted $119,000 in aggregate principal of certain notes payable plus accrued interest of $26,950 into 583,800 shares of the Company's common stock. Also during 1997, the Company issued 87,000 shares of the Company's common stock to James C. Melton, Sr., a director and officer of the Company and 54,000 shares of the Company's common stock to C. Ray Brumbeloe, an officer of the Company, at the current market price.

STOCK COMPENSATION PLANS

    Prior to 1997, the Company created three qualified and four nonqualified stock option plans that provide for the granting of incentive and nonqualified options to purchase the Company's Common Stock to selected officers, other key employees, directors and consultants. The qualified and nonqualified option plans have 531,600 and 290,000 shares, respectively, available for grant. Management however does not plan to utilize these plans to grant future options.

    In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock Based Compensation," effective for the Company beginning January 1, 1996. SFAS No. 123 defines a "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. The effects of applying SFAS No. 123 in the pro forma disclosures are not necessarily indicative of future amounts because the pro forma disclosures do not take into account the amortization of the fair value of awards prior to 1995. Additionally, the Company is expected to grant additional awards in future years.

    The Company has elected to account for its stock options under the intrinsic value method outlined in APB No. 25. The fair value method requires use of option valuation models, such as The Black-Scholes option valuation model, to value employee stock options, upon which a compensation expense is based. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

    In accordance with SFAS No. 123, the fair value for the Company's employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended 1996 (no options were granted during 1997)


    Risk-free interest rate                                                                    6.32%
    Dividend yield                                                                                0%
    Volatility factor                                                                            67%
    Weighted-average expected life (in years)                                                  4.14

    For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                                                1997           1996
                                                                            -----------    -----------
    Net loss
      As reported                                                           $(2,242,745)   $(2,583,012)
      Pro forma                                                              (2,242,745)    (2,657,418)

    Earnings per share
      As reported                                                                 (0.08)         (0.14)
      Pro forma                                                                   (0.08)         (0.14)

      A summary of stock option activity, and related information for the years 1997, 1996 and 1995 follows:

                                                         Qualified plans         Nonqualified plans
                                                      ----------------------    ----------------------
                                                                   Weighted-                 Weighted-
                                                                    average                   average
                                                                   exercise                  exercise
                                                       Options       price      Options       price
                                                      --------     --------     -------      ---------
    Outstanding at January 1, 1995                     182,580       $3.41      272,000        $0.05

      Granted                                            3,000        0.63            -            -
      Exercised                                         (3,000)       0.63      272,000         0.05
      Forfeited or canceled                            (45,000)       6.68            -            -
                                                       -------       -----      -------        -----
    Outstanding at December 31, 1995                   137,580        2.34            -            -
      Granted                                                -           -      600,000         0.15
      Exercised                                              -           -      600,000         0.15
      Forfeited or canceled                            (24,000)       1.57            -            -
                                                       -------       -----      -------        -----
    Outstanding at December 31, 1996                   113,580        2.50            -            -
      Granted                                                -           -            -            -
      Exercised                                        (50,000)       0.25            -            -
      Forfeited or canceled                            (57,580)       4.27            -            -
                                                       -------       -----      -------        -----
    Outstanding at December 31, 1997                     6,000        4.24            -            -
                                                       =======       =====      =======        =====

    Options exercisable at:
      December 31, 1995                                137,580        2.34            -            -
      December 31, 1996                                113,580        2.50            -            -
      December 31, 1997                                  6,000        4.24            -            -

    The weighted average fair value of options granted during the years 1997, 1996 and 1995 were $0, $0.15 and $0.63, respectively.

    Some of the options granted during 1995 were granted at less than market value at the date of the grant. The excess of the market value over the option price, in the amount of $147,181, has been included as compensation in general and administrative expense in the accompanying financial statements for the year ended December 31, 1995.

    During 1996, the Company granted options, outside the option plans described above, to four other parties to purchase 200,000 shares of the Company's Rule 144 stock at $0.50 per share exercisable at various times through May 17, 2001. The Company also granted to a former board member the option to purchase 150,000 shares at $0.125 per share through May 25, 1999. As of December 31, 1997, 100,000 of the $0.50 options and all of the $0.125 options remain outstanding.

12.      FOURTH QUARTER ADJUSTMENTS

         Significant adjustments increasing the fourth quarter loss in 1996 and 1995 are as follows:

                                                                           1996                  1995
                                                                           ----                  ----
         Increase of allowance for doubtful accounts                     $ 21,700              $ 55,268
         Write-down of inventory for obsolete raw materials               339,372                60,703
         Increase in goodwill in acquisition of Newdat                         --               500,000
         Amortization of goodwill                                          40,042               100,000
         Accrued expenses                                                 130,911                84,519
                                                                         --------              --------
         Aggregate adjustment                                            $532,025              $800,490
                                                                         ========              ========

         Aggregate adjustment per common share                           $   0.03              $   0.05
                                                                         ========              ========

13.      RELATED PARTIES

         Ms. Carolyn Meehan, wife of Mr. William Meehan, president and CEO of the Company until his resignation in January 1997, is president of Carlton Technologies Limited ("Carlton") with whom the Company had various loans during 1995 and 1996. Many of these loans were retired by the issuance of the Company's common stock in exchange for the debt. At December 31, 1996, the Company had a receivable of $150,205 from the issuance of common stock in excess of debt to Carlton. This amount was reclassified as a reduction in stockholders' equity as of December 31, 1996.

         As of December 31, 1997, Mr. Smith has a note receivable from the Company in the amount of $270,000 which represents his assumption of an amount due to the Company associated with the sale of an asset in connection with the January 1997 acquisition. In effect Mr. Smith acquired the Company's rights to the asset underlying the note receivable. This note bears interest at 8% and is due December 31, 1998. The total due from Mr. Smith under this note, including accrued interest is $291,304 as of December 31, 1997. Mr. Smith has also executed a note receivable from the Company in the amount of $63,387 related to the acquisition of his interest in the Company which is recognized as a reduction in stockholders' equity. The note bears interest at 8% and is due December 31, 1998. Accrued interest receivable in the amount of $5,002 is recognized as a component of other current assets.

14.      ACQUISITION OF SUBSIDIARY

         On January 23, 1995, the Company acquired all of the outstanding capital stock of Newdat in exchange for 7,053,728 shares of the Company's common stock. As a result of the acquisition, the Company acquired Newdat's 80% interest in Senson.

         The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The excess of the $1,410,750 purchase price over the fair values of net assets acquired was recorded as goodwill and investment in technologies. Net assets acquired included $1,140,000 of purchased technologies and other assets of $184,648, less assumed liabilities of $762,963. The resulting goodwill was $849,065. As described more fully in Note 3, all assets, representing the unamortized balances of goodwill and technologies, have been written-off in 1997 through a charge for the impairment of long lived assets.

15.      SUBSEQUENT EVENTS

         On January 12, 1998, the Company issued $275,000 in 4% convertible subordinated debentures (the "Debentures") through a private placement, pursuant to the safe harbor provision under Regulation S of the Securities Act of 1933, to persons outside the United States. The net proceeds to the Company from the issuance of the debentures, before legal and other expenses, was $247,500 after a commission of $27,500 paid to GEM Management Limited ("GEM"). In addition the Company issued 275,000 warrants, each to acquire one share of the Company's common stock, exercisable at $1.00 per share through January 12, 2003, to GEM and an individual associated with GEM. All of the warrants are currently outstanding and unexercised.

         On February 25, 1998, the Company received notification that the holders of $175,000 of the Debentures elected to convert to 354,564 shares of the Company's common stock. On March 5, 1998, the Company received notification that the holder of the remaining $100,000 Debentures elected to convert to 208,651 shares of the Company's common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         On November 20, 1997, the Company dismissed its independent auditors, Brown Graham & Company, P.C. ("Brown, Graham & Company"), and on the same date engaged the firm of BDO Seidman, LLP ("BDO Seidman") as its independent auditors for the fiscal year ending December 31, 1997. Each of these actions was approved by the Board of Directors of the Company.

         The report of Brown, Graham & Company on the financial statements of the Company for the years ended December 31, 1996 and 1995 did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified as to audit scope or accounting principles. Brown, Graham & Company did conclude that a going concern uncertainty did exist and included an explanatory paragraph in their report stating that there was "substantial doubt about the Company's ability to continue as a going concern."

         In connection with the audit of the years ended December 31, 1996 and 1995 and for the unaudited interim period through November 20, 1997, there were no disagreements with Brown, Graham & Company on any matter of accounting principle or practice, financial statement disclosure, or audit procedure or scope which disagreement, if not resolved to the satisfaction of Brown, Graham & Company, would have caused it to make reference to the subject matter of the disagreement in its report. Further, during the years ended December 31, 1996 and 1995, neither the Company nor any of its representatives sought the advice of BDO Seidman, LLP regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, which advice was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

         In connection with the audit of the years ended December 31, 1996 and 1995 and the unaudited interim period through November 20, 1997, Brown, Graham & Company did not advise the Company that (i) the internal controls necessary for the Company to develop reliable financial statements did not exist; (ii) that information had come to its attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management; (iii) that there existed a need to expand significantly the scope of its audit, or that information had come to Brown, Graham & Company's attention during the periods that if further investigated may (a) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the period subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (b) cause Brown, Graham & Company to be unwilling to rely on management's representations or be associated with the Company's financial statements, and due to Brown, Graham & Company's dismissal did not so expand the scope of its audit or conduct such further investigation; or (iv) that information had come to Brown, Graham & Company's attention that it concluded materially impacts the fairness or reliability of either (a) a previously issued audit report on the underlying financial statements , or (b) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to Brown, Graham & Company's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and due to Brown, Graham & Company's dismissal, the issue has not been resolved to Brown, Graham & Company's satisfaction prior to its dismissal.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the executive officers and directors of the Company:

Name                       Age      Position with the Company
----                       ---      -------------------------
Kenneth H. Smith           51       Chairman of the Board of Directors,
                                    President and Chief Executive Officer
James C.  Melton, Sr.      53       Director and Executive Vice President
John P. Brocard            44       Senior Vice President/General Counsel
C. Ray Brumbeloe           55       Vice President Sales & Marketing

DIRECTORS AND EXECUTIVE OFFICERS

The Company's By-Laws provide that the Board of Directors shall consist of not less than one nor more than 15 members. Each member of the Board of Directors is elected for a one year term and until their successors are elected and qualified.

Kenneth H. Smith has served as Director, President and Chief Executive Officer of the Company since January 1997. On February 19, 1998, Mr. Smith was elected to the position of Chairman of the Board. Mr. Smith also serves as a Director of LTI and the sole Director of STI. Mr. Smith's career involves more than 23 years in banking, finance, management consulting and business turnarounds. From 1985 to 1987, he served as President of First Union Commercial Corporation. From 1990 to 1996 Mr. Smith worked as a consultant for his own company, GWP Consulting Company, managing the turnarounds of companies such as Capital South Financial Corporation and Atlanta Technologies, Inc. As a consultant Mr. Smith also created an asset based lending subsidiary for Cobb American Bank. Mr. Smith holds a BS degree from the Georgia Institute of Technology and an MBA from Auburn University

James C. Melton, Sr. joined the Company in March 1996 as Director and Executive Vice President. Mr. Melton also serves as a Director and President of LTI. Mr. Melton was formerly President of Family Safety Products, Inc., a consumer goods manufacturer from August 1993 through February 1997. Prior to 1993, Mr. Melton served as National Sales Manger of Plus III Software, Inc., a firm specializing in civil engineering application software. Mr. Melton holds a BS degree in Physics from North Georgia College and an MS degree in Industrial Management from the Georgia Institute of Technology.

John P. Brocard joined the Company in September 1997 as Senior Vice President and General Counsel. Prior to joining the Company, Mr. Brocard practiced law for 17 years with the firm of Brocard & Brocard, P.A. in Washington, D. C., a law firm specializing in civil and criminal litigation. Mr. Brocard holds a BA degree from Furman University and a JD degree from the Potomac School of Law.

C. Ray Brumbeloe joined the Company in September 1997 as Vice President of Sales & Marketing. Mr. Brumbeloe also serves as President of STI. Prior to joining the Company Mr. Brumbeloe served as Publisher from 1993 to 1997, for Jeremiad, Inc. which produced a periodical entitled "The Church and Christian Support Guide". From 1991 to 1993, Mr. Brumbeloe has also served as President and Announcer of Outdoor Journal, a broadcast radio program. Mr. Brumbeloe has served in several promotion and sales management positions for Baltic International, Inc. and Kawasaki Motors Corp. Mr. Brumbeloe holds an AA degree from Baltimore Community College.

KEY EMPLOYEES AND CONSULTANTS

Donald R. (Rusty) Whitlow joined the Company in December 1997 as Production Manager of LTI. Prior to joining the Company, Mr. Whitlow served in a variety of engineering and plant management positions in the apparel industry. From 1987 through 1997, Mr. Whitlow served at the Russell Corporation where he was Plant Manager for more than eight years. Mr. Whitlow received his BS degree in industrial management from the University of Alabama in 1982.

Richard Harris joined the Company in January 1998 as production manager of STI. Prior to joining the Company he worked as Customer Relations Analyst and Telemarketing Operations Consultant for Special Data Processing Corporation. Mr. Harris has in-depth experience in marketing strategies, telecom representative training and management, financial analyses, list management, project coordination and implementation. Mr. Harris has developed numerous call center campaigns, including magazine subscription services, travel packages, real estate services and residential long distance sales.

Michael W. Zima has served as a consultant to the Company since December 1997. Mr. Zima served as Vice President - Finance, Treasurer and Corporate Controller for Image Industries, Inc. from 1991 to 1997. Prior to his service with Image Industries, Inc., Mr. Zima served as Audit Senior and Audit Manager at Ross Lane and Company, certified public accountants, from 1984 to 1991. Mr. Zima received his BBA from Emory University in 1980 and has been a CPA in the state of Georgia since 1982.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during 1997, the Company has complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders, except as follows: the Initial Statement of Beneficial Ownership of Securities (Form 3s) were inadvertently filed late for each of Messrs. Kenneth H. Smith, James C. Melton, Sr., James V. Warren, John P. Brocard and C. Ray Brumbeloe.

ITEM 11. EXECUTIVE COMPENSATION.

         The table below sets forth all cash and cash equivalent remuneration paid by the Company and its subsidiaries during the year ended December 31, 1997, to each of the Company's executive officers whose compensation for 1997, exceeded $100,000 (the "Named Executive Officers") and to the group consisting of all executive officers of the Company:

                           SUMMARY COMPENSATION TABLE

Name
and
Principal
Position                                             Year              Salary($)        Bonus ($)
-------------------------------------------------------------------------------------------------
Kenneth H. Smith
Chairman of the Board
President and
Chief Executive Officer                              1997              180,000           35,074

James C. Melton, Sr.
Director and
Executive Vice President                             1997              100,000           12,421

Total compensation of all executive officers (4 persons) in 1997 was $403,504

         COMPENSATION OF DIRECTORS

         Directors of the Company are reimbursed for travel expenses incurred in serving on the Board of Directors. Directors do not receive any compensation for attendance at meetings of the Board of Directors.

         STOCK OPTION PLANS

         The Company's Employee Incentive Stock Option Plan of 1988, 1990, and 1996 (the "Plans") were adopted by the Board of Directors and approved by the Company's stockholders on March 16, 1989, June 8, 1990, and July 25, 1996, respectively. The purpose of the Plans is to attract and retain qualified personnel. The Plans provide that the aggregate fair market value of the shares of common stock for which any participant may be granted incentive stock options in any calendar year shall not exceed $100,000 plus any "unused limited carryover" as determined under Section 422A(c) of the Internal Revenue Code of 1954, as amended. No options may be granted under the Plans after August 1, 1998, October 5, 1999, and April 29, 2006, respectively.

         The Plans are administered by the Board of Directors of the Company who determine, subject to the provisions of the Plans, to whom options are granted and the number of shares of the common stock subject to option. The exercise price of such options granted under the Plans must equal at least 100% of the fair market value of the common stock on the date the option is granted.

         The Plans also provide that no option shall be executable more than three months after termination of an option holder's employment with the Company, unless such termination of employment occurs by reason of death or permanent and total disability. In the event of the death or disability of an option holder while an employee of the Company, the options which were otherwise executable by the option holder or his legal representative or beneficiary of his estate, may at any time within one year from the date of the option holder's death or disability be exercised. In no event, however, shall an option be exercisable after 10 years from the date it was granted.

         During the years ended December 31, 1997 and 1996, no options were issued under these qualified plans.

         On May 4, 1993 and September 3, 1993, the Company adopted the 1993 and 1993A Nonqualified Stock Option Plans, respectively. These plans reserved 500,000 and 800,000 shares respectively, of the company's common stock to be granted to non-employees, directors, and/or other persons associated with the Company whose services have benefited the Company.

         On April 14, 1994, the Company adopted the 1994 Nonqualified Stock Option Plan. This plan reserved 800,000 shares of the Company's Common Stock to be granted and issued to its officers, directors, employees and/or consultants whose services have benefited the Company.

         During November 1996, the Company adopted the 1996 Nonqualified Stock Option Plan. The plan reserved 800,000 shares of the Company's Common Stock to be granted and issued to its officers, directors, employees and/or consultants whose services have benefited the Company.

         During 1996, the Company's prior management granted options, outside the option plans described above, to four other parties to purchase 200,000 shares of the Company's Rule 144 stock at $0.50 per share exercisable at various times through May 17, 2001. The Company's prior management also granted to a former board member the option to purchase 150,000 shares at $0.125 per share through May 25, 1999. The validity of the options granted to the former board member, which remain outstanding, has been questioned by the Company based on several factors. The Company is evaluating the status of these options and will take appropriate actions based on that determination.

         BONUS PLAN

         On July 14, 1989, the Company's Board of Directors adopted a bonus plan that sets aside 1%, 2%, and 3% of sales as long as the Company maintains a pre-tax income of 10%, 15%, and 20% of sales, respectively. The performance standards will be based on quarterly operating periods. Bonuses are accrued quarterly and allocated as of the end of each calendar year. No employees have vested rights in the bonus plan. The Board of Directors of the Company acts as a committee to determine who participates and the actual amount of the individual bonuses. No bonuses were paid during 1997, 1996, or 1995 under this plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding ownership of common stock of the Company as of the date of this report by (i) each officer and director, (ii) all officers and directors as a group and (iii) each beneficial owner of more than 5% of the outstanding shares of common stock, including outstanding options and warrants, of the Company.

                                            Number of Shares of            Percentage of
Name and Address                            of Common Stock                of Beneficial
of Beneficial Owner                         Beneficially Owned             Ownership
-------------------                         ------------------             -------------
Kenneth H. Smith (1) (3)                     7,584,500                         25.51%
James C. Melton, Sr. (1) (3)                    87,000                         *
C. Ray Brumbeloe (1)                            54,000                         *
John P. Brocard (1)                              1,260                         *
James. V. Warren (2)                         7,584,500                         25.51%

All Officers and Directors as a
Group (4 individuals)                        7,726,760                         25.99%

*        Less than 1%

(1) These individuals are officers of the Company. Their address is c/o U.S. Technologies Inc., 3901 Roswell Road, Suite 300, Marietta, Georgia, 30062.
(2) Mr. Warren's Address is c/o The Spear Group, 6525 The Corners Parkway, Suite 300, Atlanta, Georgia, 30092. Effective on March 30, 1998, Mr. Warren resigned from the Company's Board of Directors.
(3)      These individuals are directors of the Company


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Ms. Carolyn Meehan, wife of Mr. William Meehan, president and CEO of the Company until his resignation in January 1997, is president of Carlton Technologies Limited ("Carlton") with whom the Company had various loans during 1995 and 1996. Many of these loans were retired by the issuance of the Company's common stock in exchange for the debt. At December 31, 1996, the Company had a receivable of $150,205 from the issuance of common stock in excess of debt to Carlton. This amount was reclassified as a reduction in stockholders' equity as of December 31, 1996.

         Mr. Kenneth H. Smith, Chairman, President and CEO of the Company, has a note receivable from the Company in the amount of $270,000 as of December 31, 1997. This noted bears interest at 8% and is due December 31, 1998. The total due from Mr. Smith under this note, including accrued interest is $291,304 as of December 31, 1997. Mr. Smith has also executed a note receivable from the Company in the amount of $63,387 related to the acquisition of his interest in the Company which is recognized as a reduction in stockholders' equity. The note bears interest at 8% and is due December 31, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

REPORTS ON FORM 8-K

         The following reports on form 8-K have been filed during the period from October 1, 1997 to date:

         On November 25, 1997, the Company filed a report on form 8-K describing the adoption, on November 14, 1997, of a plan under which certain anti-takeover measures would become effective should a hostile acquisition of 15% or more of the Company's common stock occur.

         On November 26, 1997, the Company filed a report on form 8-K describing the dismissal of its independent auditors, Brown, Graham & Company, P.C. and the appointment of BDO Seidman, LLP, as its new independent auditors.
This report was amended on form 8-K/A in December 3, 1997.

         On January 27, 1998, the Company filed a report on form 8-K describing the issuance on January 12, 1998, of $275,000 of 4% convertible debentures and 275,000 in $1.00 warrants in a private placement to certain non U.S.
investors, exempt from registration under "Regulation S".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 1998.

                                       U.S. TECHNOLOGIES INC.


                                       By:/s/ K. H. Smith
                                          ------------------------------
                                          K. H. Smith
                                          President & CEO



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                                               Title                           Date
---------                                               -----                           ----

/s/ K. H. Smith                                      President & CEO              April 14, 1998
------------------                        Chairman of the Board of Directors      --------------
K. H. Smith                              Acting Principal Accounting Officer


/s/James C. Melton, Sr.                                Director                   April 14, 1998
------------------------                                                          --------------
James C. Melton, Sr.

                             U.S. Technologies Inc.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1997, 1996 and 1995

    Column A                          Column B              Column C           Column D        Column E
----------------------------------------------------------------------------------------------------------
                                                            Additions
                                                            ---------
                                                        (1)          (2)
                                      Balance at     Charged to   Charged to                    Balance at
                                      beginning       cost and      other                         end of
Classification                        of period       expenses     accounts    Deductions         period
----------------------------------------------------------------------------------------------------------
1997:
    Accounts receivable -
      bad debt reserve                 $ 90,953        $ 18,000                 $90,953          $ 18,000

      Inventory
        Obsolescence                   $585,000        $306,888                 $57,888          $834,000

1996:
    Accounts receivable -
      bad debt reserve                 $ 68,434        $ 90,953                 $68,434          $ 90,953

      Inventory
        Obsolescence                   $295,000        $290,000                 $    --          $585,000

1995:
    Accounts receivable -
      bad debt reserve                 $ 49,830        $ 43,872                 $25,268          $ 68,434

      Inventory
        Obsolescence                   $ 33,000        $262,000                 $    --          $295,000












           NOTE: These valuation and qualifying accounts were deducted from the assets to which they apply.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
5.1            Opinion of BDO Seidman, LLP

5.2            Opinion of Brown Graham and Company P.C.

21.1           Subsidiaries of the Registrant

27.1           Financial Data Schedule (for SEC use only)