Form 10-Q
period 1998-03-31
U S TECHNOLOGIES INC
filed 1998-05-01
CIK 810130

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 --------------


         [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998

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

                                 Yes [X]  No [..]

The number of shares outstanding of the Registrant's common stock, par value $0.02, at April 30, 1998, was 29,195,278 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS:


                             U.S. TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       March 31,
                                                                         1998         December 31,
                                                                      (Unaudited)         1997
                                                                      -----------         ----
Current assets:
  Cash in bank                                                        $    144,721    $        489
  Accounts receivable, trade                                               486,396         341,327
  Inventories                                                              163,830          74,933
  Prepaid expenses                                                          49,325           4,244
                                                                      ------------    ------------
    Total current assets                                                   844,272         420,993
                                                                      ------------    ------------

Property and equipment, net                                                133,893         137,024
                                                                      ------------    ------------

Other assets:
  Accounts receivable, related party                                       296,630         296,305
  Other assets                                                              15,257          15,420
                                                                      ------------    ------------
    Total other assets                                                     311,887         311,725
                                                                      ------------    ------------

      Total assets                                                    $  1,290,052    $    869,742
                                                                      ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:
  Accounts payable, trade                                             $    603,956    $    567,841
  Accrued expenses                                                         717,672         666,991
  Notes payable, current portion                                            35,888          35,753
                                                                      ------------    ------------
    Total current liabilities                                            1,357,516       1,270,585
                                                                      ------------    ------------

Notes payable                                                               16,295          19,068
                                                                      ------------    ------------

Stockholders' equity (capital deficit):
  Preferred stock; $.02 par value; 10,000,000 shares
    authorized; no shares issued                                                --              --
  Common stock; $.02 par value; 40,000,000 shares
    authorized; 29,195,278 and 28,632,063 shares
    issued and outstanding at March 31, 1998
    and December 31, 1997, respectively                                    583,906         572,642
  Additional paid-in capital                                            12,605,029      12,392,016
  Accumulated deficit                                                  (13,059,102)    (13,170,977)
  Stock receivable                                                        (213,592)       (213,592)
                                                                      ------------    ------------
    Total stockholders' equity (capital deficit)                           (83,759)       (419,911)
                                                                      ------------    ------------
      Total liabilities and stockholders' equity (capital deficit)    $  1,290,052    $    869,742
                                                                      ============    ============






                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three months Ended March 31,
                                                                          1998            1997
                                                                          ----            ----
Net Sales                                                             $  1,510,563    $    671,787
                                                                      ------------    ------------
Operating costs and expenses:
  Cost of sales                                                            997,589         668,968
  Selling expense                                                           37,131          23,901
  General and administrative expense                                       381,426         222,708
                                                                      ------------    ------------

    Total operating costs and expenses                                   1,416,146         915,577
                                                                      ------------    ------------

Income (loss) from operations                                               94,417        (243,790)

Other income (expense)
  Other income                                                              19,753           4,501
  Interest expense                                                          (2,295)         (3,770)
                                                                      ------------    ------------


    Total other income (expense)                                            17,458             731
                                                                      ------------    ------------

      Net earnings (loss)                                             $    111,875    $   (243,059)
                                                                      ============    ============

Net earnings (loss) per share:
  Basic                                                               $       0.00    $      (0.01)
                                                                      ============    ============
  Diluted                                                             $       0.00    $      (0.01)
                                                                      ============    ============

Shares used in per share calculation:
  Basic                                                                 28,826,286      22,223,725
                                                                      ============    ============
  Diluted                                                               28,998,161      22,223,725
                                                                      ============    ============






                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three months Ended March 31,
                                                                          1998            1997
                                                                          ----            ----
Cash flows from operating activities:
  Net earnings (loss)                                                 $    111,875    $   (243,059)

  Adjustments to reconcile net earnings (loss)
   to net cash used in operating activities:
     Depreciation and amortization                                          14,114         124,746

  Changes in certain assets and liabilities:
    Accounts receivable                                                   (145,069)        (46,011)
    Inventories                                                            (88,897)        (39,991)
    Prepaid expense                                                        (45,081)            (18)
    Accounts payable                                                        36,115         (65,522)
    Accrued expenses                                                        50,681          (9,406)
                                                                      ------------    ------------

       Net cash used in operating activities                               (66,262)       (279,261)
                                                                      ------------    ------------

Cash flows from investing activities:
  Equipment purchases                                                      (10,983)         (8,924)
  Increase in other assets                                                    (162)             --
                                                                      ------------    ------------
       Net cash used in investing activities                               (11,145)         (8,924)
                                                                      ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                   224,277         289,500
  Payments of notes payable                                                 (2,638)             --
                                                                      ------------    ------------
    Net cash provided by financing activities                              221,639         289,500
                                                                      ------------    ------------

Increase in cash                                                           144,232           1,315
Cash, beginning of period                                                      489           1,548
                                                                      ------------    ------------
Cash, end of period                                                   $    144,721    $      2,863
                                                                      ============    ============






                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. Technologies Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.     EARNINGS PER SHARE

The Company has adopted the provisions of SFAS No. 128, "Earnings per Share", which is effective for fiscal years ending after December 15, 1997. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents. For the three months ended March 31, 1997 diluted earnings per share have not been presented because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations:

                                                          Earnings                           Per
                                                           (loss)           Shares          share
                                                         (Numerator)     (Denominator)      amount
                                                         -----------     -------------      ------
Three months ended March 31, 1998:

Net earnings                                              $ 111,875        28,826,286        $0.00

Effect of dilutive potential common shares:
    Stock options                                                --           171,875
    Warrants                                                     --                --
                                                          ---------        ----------

Diluted earnings per share:
    Net earnings available to common shareholders
    plus assumed conversions                              $ 111,875        28,998,161        $0.00
                                                          =========        ==========        ======

Three months ended March 31, 1997:

Net (loss)                                                $(243,059)       22,223,725        $(0.01)

Effect of dilutive potential common shares:
    Stock options                                                --                --
                                                          ---------        ----------

Diluted (loss) per share:
    Net (loss) available to common shareholders
    plus assumed conversions                              $(243,059)       22,223,725        $(0.01)
                                                          =========        ==========        ======

3.     ACCOUNTS RECEIVABLE

Accounts receivable - trade at March 31, 1998, and December 31, 1997, is net of an allowance for doubtful accounts in the amount of $13,000 and $18,000, respectively.

4.     INVENTORIES

At March 31, 1998, and December 31, 1997, inventories consist of the following:

                                                              1998                1997
                                                              ----                ----
                    Raw materials                           $ 123,829           $  59,848
                    Work in progress                           40,001              15,085
                                                            ---------           ---------
                                                            $ 163,830           $  74,933
                                                            =========           =========

Consistent with the Company's plans to dispose of its obsolete raw materials inventory, the value of the obsolete raw materials has been written off against the related valuation allowance.

5.     PROPERTY AND EQUIPMENT

At March 31, 1998, and December 31, 1997, property and equipment consist of the following:

                                                              1998                1997
                                                              ----                ----
                    Equipment                             $   987,948         $   983,099
                    Furniture and fixtures                    176,957             170,823
                    Leasehold improvements                    123,520             123,520
                                                          -----------         -----------
                                                            1,288,425           1,277,442
                    Less accumulated depreciation          (1,154,532)         (1,140,418)
                                                          -----------         -----------
                                                          $   133,893         $   137,024
                                                          ===========         ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included in the Company's form 10-K for the year ended December 31, 1997.

General

In January 1997, the Company was acquired by a group of individuals led by the Company's Chairman and CEO, Mr. Kenneth H. Smith. As a part of the acquisition the former management and Board of Directors resigned. During 1997 the new management team was assembled, the Company's mission statement was revised, and the Company's operations were restructured.

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

Overview

The Company reported significant losses during the last several years for a variety of reasons. During 1995, the Company attempted, with little success, to rebuild its customer base, most of which had been lost in 1994 due to poor production and quality at the Company's PIE operation at LTI. In response to this, the Company began a search to find and acquire products or technologies which could be produced with the Company's PIE labor force. Unfortunately, the plan to acquire companies and products did not succeed and the Company did not begin to take steps to control costs or reduce the size of its work force. In 1996, these same problems persisted while staffing and expenses continued unabated.

In January 1997, as part of the transaction through which control of the Company passed to the new management team, the Company began to receive a significant infusion of equity capital which ultimately totaled approximately $536,000. This capital infusion was used to finance the significant expansion of the Company's operations. The new management team took immediate steps to cut costs and improve production management, product quality and customer service. All these steps resulted in an immediate increase in revenues with existing customers and opportunities to serve new customers. These steps also resulted in the recognition of a restructuring charge to recognize the cost of severance and lay-off of excess personnel of approximately $197,000.

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

Results of Operations

The following analyses compares the results of operations for the three months ended March 31, 1998 to the three months ended March 31, 1997.

   During the three months ended March 31, 1998 the Company had net income of $111,875 or $0.00 per weighted-average share. During the three months ended March 31, 1997 the company reported net losses of $(243,059) or $(0.01) per weighted-average share. Net sales during the three months ended March 31, 1998 were $1,510,563, compared to $671,787 during the three months ended March 31, 1997. The increase in net sales in the amount of $838,776, representing 125%, was the result of improvements instituted by the Company's new management which included; converting all sales employees to commission-only sales agents, improved bidding techniques, improved product quality and faster service.

   The Company's new management took steps during the three months ended March 31, 1997 to evaluate the carrying value of assets, assess the Company's staffing levels, and resolve outstanding litigation. The Company's actions as a result of this process resulted in the following charges recognized as of the beginning of the second quarter of 1997:

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

      Effective on April 1, 1997 the Company recognized a charge to restructure the Company's operations in the amount of $196,903, representing the costs of severance to terminate thirteen management, sales and administrative positions and lay-off 50 inmates at LTI. The Company also recognized a charge in the amount of $252,256, representing an accrual for losses from a variety of lawsuits with third parties and the Company's former management.

      Finally, on April 1, 1997, the Company recognized a non-cash charge to adjust its reserve for obsolescence to write-off all remaining obsolete inventory in the amount of $306,888.

   In the three months ended March 31, 1998 cost of goods sold was $997,589 which represented 66% of net sales. During the three months ended March 31, 1997 cost of goods sold was $668,968 which represented 100% of net sales. The improvement in the Company's cost of goods sold is a direct result of changes instituted by the Company's new management, including, improved production management, improved purchasing procedures, improved bidding procedures and improved quality.

   Selling expenses during the three months ended March 31, 1998 were $37,131, representing 2% of net sales. During the three months ended March 31, 1997, selling expenses in the amount of $23,901 represented 4% of net sales. These expenses decreased primarily due to the increase in sales revenue combined with the conversion of the Company's full time sales employees into independent sales agents, compensated on a commission only basis.

   General and administrative expenses during the three months ended March 31, 1998 were $381,426, which represented 25% of net sales. During the three months ended March 31, 1997, general and administrative expenses were $222,708 which represented 33% of net sales. The increase in general and administrative expenses is the result of the formation of the Company's management team who are actively working to develop all areas of the Company's business.

The Company did not recognize a current tax provision for the three months ended March 31, 1998 as a result of the utilization of a portion of its net operating loss carryforward. The Company also did not recognize a deferred tax provision, for the use of its net deferred tax asset, due to a corresponding reduction in the related valuation allowance. The 100% valuation allowance against the Company's approximately $3,720,000 net deferred tax asset continues to be recognized at March 31, 1998. As a result of the series of transactions through which the Company's new management gained control in 1997, the Company is limited in the utilization of prior accumulated net operating losses and anticipates that approximately $600,000 per year of net operating losses are available to offset future annual taxable income. The Company expects to pay taxes in 1998 in accordance with the provisions of the alternative minimum tax and various state income tax laws as the Company's operations are anticipated to expand.

Liquidity and Capital Resources

During the three months ended March 31, 1998 and 1997, the Company experienced negative operating cash flows of $66,262 and $279,261 respectively. Negative operating cash flows in the three months ended March 31, 1998 resulted from increases in accounts receivable of $145,069, and inventory of $88,897, attributable to increased sales volume. Negative operating cash flows in the three months ended March 31, 1997 resulted principally from the operating loss incurred during that period, which was largely offset by depreciation and amortization of $124,746. The primary uses of cash during the three months ended March 31, 1997 was the reduction of accounts payable and the increase in accounts receivable attributable to increased sales volume over preceding quarters.

Cash provided by financing activities of $224,277 and $289,500 during the three months ended March 31, 1998 and 1997, respectively, was primarily due to the receipt of net proceeds from the issuance of common stock. On January 12, 1998, the Company issued 4% convertible subordinated debentures and 275,000 common stock purchase warrants exercisable at $1.00 per share, through a private placement to certain foreign investors pursuant to a claim of exemption under Regulation "S" promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The net proceeds to the Company, after legal and other costs, was $224,277, which was used to liquidate certain 1996 liabilities at a substantial discount and provide working capital to support the Company's operations. On February 25, 1998 and March 5, 1998, the holders of the debentures converted the amounts outstanding into 563,215 shares of the Company's common stock. All of the warrants remain outstanding. During the three months ended March 31, 1997, as a result of the acquisition of the Company by the investor group led by Mr. Smith, $289,500 was contributed to working capital. This contribution significantly improved the Company's financial condition thus strengthening the Company's relationships with vendors and allowing the Company to finance significant increases in sales volume.

The Company has been able to increase its sales volume in the first three months of 1998, by approximately 125%, and substantial progress was made by improving all aspects of operating costs. As a result of these efforts and the equity infusion described above, net working capital improved by $336,408 from a negative $849,652 as of December 31, 1997, to a negative $513,244 as of March 31, 1998. Accounts receivable increased by $145,609 to $486,396, representing approximately 29 days' sales, at March 31, 1998, from $341,327, representing approximately 30 days' sales as of December 31, 1997. Inventory increased by $88,897 to $163,830 at March 31, 1998 from $74,933 at December 31, 1997, primarily as a result of increases in work in progress inventory. Prepaid expenses increased by $45,081 to $49,325 as of March 31, 1998 as a result of a deposit related to the Company's pending start-up of customer call center operations. Accounts payable increased by $36,115 to $603,956, representing approximately 54 days' cost of sales, at March 31, 1998, from $567,84, representing approximately 66 days' cost of sales, at December 31, 1997, excluding the charge to the Company's inventory valuation allowance, described above.

Many of the improvements described above were the result of new management's efforts to improve relations with its customers and suppliers. In an effort to improve cash flow from operations, during 1997, management also reached an agreement with its largest customer by which this customer pays for products produced by the Company on the 15th and 30th of each month. The Company has also negotiated favorable terms for payment with several key suppliers and one former supplier.

The Company's operating budgets for 1998 call for total revenues of approximately $10,000,000 from a total of seven operating facilities, of which the LTI facility in Lockhart, Texas will contribute approximately $8,000,000. Net income from all operations is anticipated to be approximately $700,000. The Company's performance in the first quarter of 1998 met its first quarter goals toward achieving the 1998 budget.

The Company's growth plans include the entry into non-garment cut-and-sew operations and a customer call center. The Company is currently involved in substantial discussions with several states in which the Company has been invited to develop secure call center operations in women's correctional facilities. The Company has also entered into substantial discussions with a furniture manufacturer who plans to repatriate a furniture assembly operation currently performed outside the United States.

Most of these expansions will not require significant up-front capital investments. At the Company's recently opened cut-and-sew operation at a WCC correctional facility in McFarland, California, its initial start-up investment was approximately $10,000. This operation is the first to take advantage of WCC's effort to identify products which it currently buys from outside suppliers, which will now be made by inmates at a WCC facility in which the Company is operating a PIE business. Management believes that the cash flow generated from operations is adequate to enable the Company to continue to expand its Lockhart, Texas operations and expand into the remaining five new facilities planned for 1998.

The Company's total debt as of March 31, 1998 was $52,183. Management believes that, if it chose to do so, approximately $500,000 of additional financing could be provided through borrowings secured by the Company's assets. These assets include accounts receivable from Fortune 1000 companies, inventory and fixed assets, all of which are currently unencumbered.

The Company's 1998 plans call for expansion into new prison facilities. The timetable for the expansion could be accelerated with the infusion of additional capital. The Company is continuing to negotiate with potential investors for additional capital. In January 1998, the Company obtained, before costs and expenses, $275,000 of new capital. The initial terms of the new funding could have allowed the Company to access up to $1,000,000 of capital, however, management determined that its cash needs did not warrant the cost of capital of the additional funding. Furthermore, management was in negotiations with additional potential investors with more favorable funding terms. The Company currently has a letter of intent which is subject to due diligence from a potential investor to provide $5,000,000 of funding through the issuance of convertible preferred stock. There is no guarantee that this funding will take place.

The Company's continued existence is dependent upon its ability to continue to resolve its unfavorable liquidity status. While there is no assurance that such problems can be resolved, the Company believes there is a reasonable expectation of achieving that goal through cash generated from operations, the expansion of operations and the sale of additional stock through private placements. Management believes that it has demonstrated significant progress towards resolving its liquidity problems. The Company has now been profitable for three successive quarters on consistently improving sales volumes and has demonstrated the ability to raise additional equity capital when it has been to the Company's advantage to do so.

Inflation

Inflation has not had a material impact on the Company's operations.

New Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 128, " Earnings per Share," is effective for fiscal years ending after December 15, 1997. This statement established standards for computing and presenting earnings per share. The provisions of this pronouncement have been reflected in the accompanying financial statements.

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

Computer Systems

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this quarterly report on form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can generally be identified by use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in such forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS.

The Company is involved in several lawsuits related to prior management and claims against companies acquired or controlled by prior management. Several of these suits claim that the Company is liable as a successor in interest for amounts owed by entities whose assets were acquired by The Company. The aggregate amount claimed under these lawsuits, including interest and attorney fees is approximately $103,000. Management is vigorously defending these lawsuits and believes that it will prevail.

The Company is involved in several lawsuits brought by former management officials who claim they are entitled to certain severance benefits and back pay. The aggregate amount claimed under these lawsuits, including interest and attorney fees is approximately $444,000. Management is vigorously defending these lawsuits and is asserting numerous counterclaims. The Company believes that it will prevail.

ITEM 2.   CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

No changes in the rights of the Company's Security holders occurred during the period covered by this Form 10-Q.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Security holders during the period covered by this Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibit is filed with this report:

Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule (for SEC use only)

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

                                            U.S. TECHNOLOGIES INC.



DATE: May 4, 1998                   BY:     /s/ K. H. Smith
                                        -----------------------------
                                            K. H. Smith
                                            President and CEO

                                  Exhibit Index


Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule (for SEC use only)
