Form 10-K/A
period 1997-12-31
U S TECHNOLOGIES INC
filed 1998-05-19
CIK 810130

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               Amendment No. 1 to
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 1997


                         Commission file number 0-15960



                             U.S. TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       73-1284747
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


3901 Roswell Road, Suite 300, Marietta, Georgia             30062
-----------------------------------------------           ----------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:     (770) 565-4311
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act: Common Stock $.02 par value
                                                     ---------------------------
                                                           (Title of class)

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.   Financial Statements and Auditors' Report.

         The following financial statements and auditors' report have been filed as Item 8 in Part II of this report:

                  Report of Independent Auditors

                  Consolidated Balance Sheets - December 31, 1997 and 1996

                  Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Stockholders' Equity (Capital Deficit) - Years ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements

2.       Financial Statement Schedules.

         The following supporting financial statement schedule is filed with this report:

             II   -   Valuation and Qualifying Accounts - Years Ended December
                      31, 1997, 1996 and 1995


         All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

3.       EXHIBITS.

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Amendment No. 1 to the Registration Statement on Form S-1 under the Securities Act of 1933, as filed with the Securities and Exchange Commission on March 26, 1987, Registration No. 33-11720, ("Amendment No. 1 to S-1"); (ii) the Annual Report on Form 10-K for the year ended December 31, 1988 ("1988 10-K"); (iii) the Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 14, 1989 ("1989 8-K"); (iv) the Registration Statement on Form S-8 as filed with the SEC on May 30, 1989, Registration No. 33-29048 ("1989 S-8"); (v) the Registration Statement on Form S-8 as filed with the SEC on May 13, 1993, Registration No. 33-62686 ("May 1993 S-8"); (vi) the Registration Statement on Form S-8 as filed with the SEC on September 22, 1993, Registration No. 33-69200 ("September 1993 S-8"); (vii) the Registration Statement on Form S-8 as filed with the SEC on May 13, 1994, Registration No. 33-78892 ("1994 S-8"); (viii) the Registration Statement on Form S-8 as filed with the SEC on November 15, 1996, Registration No. 333-16199 ("1996 S-8"); (ix) the Registration Statement on Form S-8 as filed with the SEC on November 15, 1996, Registration No. 333-16203 ("1996 Non-Qualified S-8") and (x) the Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 10-K").

Exhibit #                          Description of Exhibit
---------      -----------------------------------------------------------------
 3.1      -    Amended and Restated Certificate of Incorporation of the Registrant

 3.2      -    Restated By-Laws of the Registrant

*4.1      -    Form of certificate evidencing Common Stock of the Company
               (Exhibit 3.1 to Amendment No. 1 to S-1)

*4.1.1    -    Revised form of certificate evidencing Common Stock of the
               Company reflecting the change of the name to U.S. Technologies
               Inc. (Exhibit to 1989 8-K)

*10.1     -    1988 Employee Stock Option Plan (Exhibit 10(e), 1988 10-K and
               1989 S-8)

*10.2     -    1990 Employee Stock Option Plan (Exhibit 10, 1989 8-K)

*10.3     -    1993 Non-Qualified Stock Option Plan (Exhibit 10.1, May 1993 S-8)

*10.4     -    1993A Non-Qualified Stock Option Plan (Exhibit 10.1, September
               1993 S-8)

*10.5     -    1994 Non-Qualified Stock Option Plan (Exhibit 10.1, 1994 S-8)

*10.6     -    1995 Employee Stock Option Plan (Exhibit 10.1, 1996 S-8)

*10.7     -    1996 Non-Qualified Stock Option Plan (Exhibit 10.1, 1996
               Non-Qualified S-8)

 10.8     -    Agreement with Wackenhut Corrections Corporation, dated June 30,
               1997

 10.8.1   -    Amendment to Agreement with Wackenhut Corrections Corporation, dated January 28, 1998

*21.1     -    Subsidiaries of the Registrant (1997 10-K)

 23.1     -    Consent of BDO Seidman, LLP

 23.2     -    Consent of Brown, Graham & Company, P.C.

*27.1     -    Financial Data Schedule (1997 10-K)

(b)  Reports on Form 8-K.

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

     On January 27, 1998, the Company filed a report on Form 8-K describing the issuance on January 12, 1998, of $275,000 of 4% convertible debentures and of 275,000 warrants exercisable at a price of $1.00 in a private placement to certain non-U.S. investors, exempt from registration under "Regulation S."

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        U.S. TECHNOLOGIES INC.

                                     By: /s/ Kenneth H. Smith
                                        ----------------------------------------
                                            Kenneth H. Smith
                                               Chairman of the Board, President
                                               and Chief Executive Officer

Dated: May 19, 1998

                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION

   3.1 Amended and Restated Certificate of Incorporation of the Registrant

   3.2                         Restated Bylaws of the Registrant

   10.8 Agreement with Wackenhut Corrections Corporation, dated June 30, 1997

   10.8.1 Amendment to Agreement with Wackenhut Corrections Corporation, dated January 28, 1998

   23.1                        Consent of BDO Seidman, LLP

   23.2                        Consent of Brown, Graham & Company, P.C.