Form 10-K/A
period 1997-12-31
U S TECHNOLOGIES INC
filed 1998-07-10
CIK 810130

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               Amendment No. 2 to
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                         Commission file number 0-15960


                             U.S. TECHNOLOGIES INC.
--------------------------------------------------------------------------------
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

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included under ITEM 8.

         General. Effective January 1, 1997, the Company entered into an agreement under which a majority of the Company's stock was acquired by Mr. Kenneth H. Smith and Mr. James V. Warren. As a condition of the acquisition, all of the Company's prior members of the Board of Directors and management resigned. Mr. Smith and Mr. Warren assumed control of the Board of Directors and Mr. Smith assumed control of operations of the Company. During 1997, a new management team has been assembled and the Company's operations have been restructured.

         Overview of 1995 through 1997. The Company reported losses in each of the last three years for a variety of reasons. During 1995, the Company attempted, with little success, to rebuild its customer base, most of which had been lost in 1994 due to poor production and quality at the Company's PIE operation at LTI. In response to this, the Company began a search to find and acquire products or technologies which could be produced with the Company's PIE labor force. Unfortunately, the plan to acquire companies and products did not succeed and the Company did not begin to take steps to control costs or reduce the size of its workforce. In 1996, these same problems persisted as revenues declined below 1995 levels while staffing and expenses continued to increase unabated.

         In January 1997, as part of the transaction through which control of the Company passed to the new management team, the Company received a significant infusion of equity capital of approximately $356,000. This capital infusion was used to finance the significant expansion of the Company's EM operations. The new management team took immediate steps to cut costs and improve production management, product quality and customer service. All these steps resulted in an immediate increase in revenues with existing customers and opportunities to serve new customers. These steps also resulted in the recognition of a restructuring charge to recognize the cost of severance and lay-off of excess personnel of approximately $197,000.

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

         After recognizing, during the second quarter of 1997, the effect of the adjustments described above, the Company's net income for the final six months of 1997 was approximately

$22,000. As discussed under "Liquidity and Capital Resources," preliminary data for the first quarter of 1998 suggests that this trend is continuing.

         The relationship with WCC has improved to the point, that in August 1997, the Company and WCC executed an agreement under which the Company serves as WCC's "industry partner," and WCC agreed to identify and purchase, to the extent possible, products from the Company. This revitalized relationship has also led the Company into numerous opportunities with several state prison systems, whereby the Company is exploring opportunities to manage prison industries owned by those various states.

         Results of Operations. The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:


                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                           1997        1996        1995
                                                           ----        ----        ----
Net sales                                                  100 %       100 %       100 %
Operating costs and expenses:
         Cost of Sales                                      82 %       178 %        90 %
         Selling expenses                                    1 %        18 %        14 %
         General and administrative expense                 27 %        68 %        91 %
         Impairment of long lived assets                    34 %         0 %         0 %
         Restructuring charge                                5 %         0 %         0 %
         Other - litigation                                  6 %         0 %         0 %
                                                          ----        ----        ----
                  Total operating costs and expenses       155 %       264 %       195 %
                                                          ----        ----        ----
Loss of operations                                         (55)%      (164)%       (95)%
                                                          ----        ----        ----
Other income (expense)
         Interest                                           (1)%        (1)%        (6)%
         Gain on disposal                                    0 %         0 %         0 %
            of subsidiary                                    0 %         0 %         0 %
         Other 2%                                          (18)%         6 %
                                                                                  ----
                  Total other                                1 %       (19)%         0 %
                                                          ----        ----        ----
Net loss                                                   (54)%      (183)%       (95)%
                                                          ====        ====        ====

         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. During the year ended December 31, 1997, the Company had a net loss of $2,242,745 or $0.08 per weighted-average share, on net sales of $4,166,626, as compared to a net loss of $2,583,012 or $0.14 per weighted-average share on net sales of $1,410,498 for the year ended December 31, 1996. The net sales increase of 195% was a result of improvements instituted by the Company's new management which included: converting all sales employees to commission-only sales agents, improved bidding techniques, improved product quality and faster service.

         On April 1, 1997, the Company recognized a $1,408,839 non-cash charge for the impairment of long-lived assets to write off all remaining assets described as goodwill and investments in technologies. These included the remaining unamortized cost of acquired technologies and goodwill of acquired companies. The assets and technologies, which had been inactive during 1997 and 1996, were thoroughly evaluated by the Company's new management and found to have no value. During the first quarter of 1997, amortization of these assets totaled $111,078.

         Also on April 1, 1997, the Company recognized a charge to restructure the Company's operations. The charge, in the amount of $196,903, represents the costs of severance to terminate thirteen management, sales and administrative positions and lay-off 50 inmates at LTI. The Company also recognized a charge, in the amount of $252,256 to accrue for losses, which management considers to be "probable," for lawsuits with third parties and the Company's former management.

         Finally, on April 1, 1997, the Company recognized a non-cash charge to adjust its inventory valuation allowance to write off all remaining obsolete inventory in the amount of $306,888.

         The net loss recognized in the years ended December 31, 1997 and 1996, includes certain charges and accruals which, in the option of management, are nonrecurring. Excluding the impairment charge of $1,408,839, the related first quarter amortization of $111,078, the restructuring charge of $196,903, the charge to accrue for litigation losses of $252,256, and the write off of obsolete inventory of $306,888, the Company's pretax profit for the year ended December 31, 1997, would have likely been $33,219. For the year ended December 31, 1996, the net loss, before write off of obsolete inventory of $290,000 and a charge to write off of the value of the Company's National Cycle League franchise in the amount of $265,000 was $2,028,012. Excluding nonrecurring charges, the pretax profit for 1997 improved by $2,061,231.

         EBITDA is defined as income before income taxes plus interest expense and depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principals, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to fund its cash needs. Furthermore, in the opinion of management, "normalized EBITDA," which excludes the nonrecurring charges incurred in 1997, of the impairment charge of $1,408,839, the restructuring charge of $196,903, the charge to accrue for litigation losses, of $252,256, and the write off of obsolete inventory of $306,888, provides certain investors with a more relevant comparison of the Company's progress. On that basis, the Company's normalized EBITDA in 1997 totaled $126,526, compared to a normalized EBITDA of negative $1,533,808 in 1996, which excluded a charge to write off obsolete inventory of $290,000 and a charge to write off the value of the Company's National Cycle League franchise in the amount of $265,000. The improvement in normalized EBITDA in 1997, compared to 1996, totaled $1,660,334.

         Cost of goods sold, in the amount of $3,424,313, decreased as a percentage of net sales to 82% for the year ended December 31, 1997 from $2,513,672, which represented 178% of net sales, for the year ended December 31, 1996. These amounts include charges to write off obsolete inventory in the amount of $306,888 in 1997, and $290,000 in 1996. Excluding the write offs of obsolete inventory, cost of goods sold would have represented approximately 75% and 158% of net sales for the years ended December 31, 1997 and 1996, respectively. The improvement in the Company's cost of goods sold is primarily as a result of changes instituted by the Company's new management, the recognition of the charges described above, improved production management, improved purchasing procedures, improved bidding procedures and improved quality. As a result of the improvement in cost of sales throughout 1997, management believes that cost of goods sold for the EMP operations will improve in 1998 by approximately 5%.

         Selling expenses in the amount of $70,869 represented 1% of net sales during the year ended December 31, 1997 compared to $245,232 representing 18% of net sales for the year ended December 31, 1996. These expenses decreased primarily due to the termination of the Company's full time sales employees and replacing their efforts with independent sales agents, compensated on a commission-only basis. The improvement in performance on a percentage basis was also affected by increased volume in 1997.

         General and administrative expenses totaled $1,118,310 for the year ended December 31, 1997 which represented 27% of net sales, compared to $961,195 which represented 68% of net sales for the year ended December 31, 1996. The improvement in general and administrative expenses are attributable to the changes described above, new management's effort to control costs and increased sales in 1997. In the opinion of management, these expenses are expected to decline as a percentage of net sales due to the fixed nature of corporate overhead, which is not expected to increase significantly in 1998.

         The 100% valuation allowance against the Company's $3,720,000 net deferred tax asset continues to be recognized at December 31, 1997. As a result of the series of transaction through which the Company's new management gained control in 1997, the Company is limited in the utilization of prior accumulated net operating losses and anticipates that $573,561 per year of net operating losses are available to offset future annual taxable income. The Company expects to pay taxes in 1998 in accordance with the provisions of the alternative minimum tax and various state income tax laws as the Company's operations are anticipated to expand into several new states.

         Year Ended December 31, 1996 Compared to Year Ended December 31, 1995. The Company incurred net losses of $2,583,012 and $1,861,088, respectively, during the years ended December 31, 1996 and 1995, representing losses of $0.14 and $0.12 per weighted-average share, respectively. Net sales totaled $1,410,498 and $1,951,487 during the years ended December 31, 1996 and 1995, respectively. During 1994, the Company initiated its EM operations at the WCC correctional facility in Lockhart, Texas and experienced significant operations and quality problems which were not resolved in 1995 or 1996. Customer dissatisfaction resulted in severe financial difficulties. This impaired the Company's ability to meet its payroll and raw materials purchasing obligations, thwarting efforts to increase production and sales volume. The Company did not correct its manufacturing problems or reduce its staffing levels sufficiently to curtail or minimize the financial hardship.

         As a result of the operating difficulties described above, the Company's cost of goods sold, in the amount of $2,513,672, represented 178% of net sales for the year ended December 31, 1996. During the year ended December 31, 1995, cost of goods sold was $1,764,121, which represented 90% of net sales.

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

         Liquidity and Capital Resources. During the three years ended December 31, 1997, 1996 and 1995 the Company experienced negative operating cash flows of $560,302, $478,354 and $549,260 respectively. Negative cash flows from operations resulted principally from the operating losses incurred during these years which, during 1997, were largely offset by non-cash reductions of (1) $179,194 for depreciation and amortization, (2) $1,408,830 of charges for impairment of long lived assets and (3) $306,888 for inventory valuation allowance. The primary uses of cash during 1997 were to fund the reduction of accounts payable and the increase in accounts receivable attributable to increased sales volume. During 1995 and 1996, the Company increased its accounts payable and accrued expenses by $155,331 and $892,589, respectively, which contributed to the funding of negative cash flow from operations, but severely impaired the Company's relation with its suppliers.

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

         As a result of the acquisition of the Company by the investors group led by Mr. Smith and Mr. Warren, and the resulting issuance of 6,000,000 shares of the Company's common stock, $536,613 was contributed to working capital in 1997. This contribution significantly improved the Company's financial condition thus strengthening the Company's relationships with vendors and allowing the Company to finance significant increases in sales volume.

         While the Company was able to increase its sales volume in 1997 by approximately 195%, and substantial progress was made by improving all aspects of operating costs, net working capital declined by $142,125 from a negative $707,467 as of December 31, 1996, to a negative $849,592 as of December 31, 1997, resulting principally from a $306,888 write off of inventory made as part of management's evaluation of the carrying value of its assets on an ongoing basis. Accounts receivable increased by $102,680 to $341,327, representing approximately 30 days' sales, at December 31, 1997, from $238,647, representing approximately 62 days' sales as of December 31, 1996. This improvement was the result of new management's efforts to improve quality and customer service. Inventory declined by $397,294 to $74,933 at December 31, 1997 from $472,227 at December 31, 1996, primarily as a result of the $306,888 write down of obsolete inventory during the second quarter of 1997. Accounts payable declined by $238,363 to $567,841, representing approximately 66 days' cost of sales (excluding changes in the reserve for inventory obsolescence), at December 31, 1997, from $806,204, representing approximately 132 days' cost of sales, at December 31, 1996, (excluding changes in the reserve for inventory obsolescence).

         The improvements described above were primarily the result of new management's efforts to improve relations with its suppliers described above. In an effort to improve cash flow from operations, during 1997, management also reached an agreement with its largest customer by which this customer pays for products produced by the Company on the 15th and 30th of each month. The Company has also negotiated favorable terms for payment with several key suppliers and one former supplier.

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

         The Company's operating budgets for 1998 call for total revenues of approximately $10,000,000 from a total of seven operating facilities, of which the LTI facility in Lockhart, Texas will contribute approximately $8,000,000. Net income from all operations is anticipated to be approximately $700,000. Management believes that preliminary data for the first quarter of 1998 indicates that the Company will meet or exceed its first quarter goals toward achieving the 1998 budget.

         The Company's growth plans include the entry into non-garment cut-and-saw operations and a customer call center. The Company is currently involved in substantial discussions with several states in which the Company has been asked to take over existing state-run call center operations. The Company has also entered into substantial discussions with a furniture manufacturer who plans to repatriate a furniture assembly operation currently performed outside the United States.

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

         If it became necessary for a significant cash infusion to fund its expansion or operations, the Company could pursue several courses of action. The Company could factor its accounts receivable which are primarily with Fortune 1000 companies, also, all of the Company's assets, including inventory and fixed assets, are unencumbered and could be used as collateral, if needed. Management believes that these cash infusion measures could raise up to $500,000, depending upon the underlying value of the assets. In addition, if it became necessary, depending upon the underlying value of the assets. In addition, if it became necessary, management could reduce certain fixed costs by reducing personnel at its Lockhart, Texas location and its corporate headquarters in Marietta, Georgia. Management estimates that the cost savings from these reduction measures could total approximately $200,000.

         The Company's 1998 plans call for expansion into new prison facilities. The timetable for the expansion could be accelerated with the infusion of additional capital. The Company is continuing to negotiate with potential investors for additional capital. In January 1998, the Company obtained $275,000 of new capital. The initial terms of the new funding could have allowed the Company to access up to $1,000,000 of capital, however, management determined that its cash needs did not warrant the cost of capital of the additional funding. Furthermore, management was in negotiations with additional potential investors with more favorable funding terms. The Company currently has a letter of intent which is subject to due diligence from a potential investor to provide $5,000,000 of funding through the issuance of convertible preferred stock and warrants. In addition, the terms of the proposed agreement provide that if the Company receives a proposal from a third party to provide additional financing, the potential investor would have a right of first refusal to provide financing on the same terms as offered by the third party. There is no guarantee that this funding will take place.

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

         New Accounting Pronouncements. Statement of Financial Accounting Standards ("SFAS") No. 128," Earnings per Share," is effective for fiscal years ending after December 15, 1997. This statement established standards for computing and presenting earnings per share ("EPS"). The provisions of this pronouncement have been reflected in the accompanying financial statements.

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

         Computer Systems. The Company is currently evaluating its computer systems to determine whether modifications and expenditures will be necessary to make its systems and those of its vendors compliant with year 2000 requirements. These requirements have arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may interpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00." The Company believes it will timely meet its year 2000 compliance requirements and does not anticipate that the cost of compliance will have a material adverse effect on its business, financial condition or results of operations. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

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


                                    U.S. TECHNOLOGIES INC.




                                    By:   /s/ Kenneth H. Smith
                                       ---------------------------------
                                       Kenneth H. Smith
                                        Chairman of the Board, President
                                        and Chief Executive Officer




Dated: July 10, 1998