Form 10-Q
period 1998-06-30
U S TECHNOLOGIES INC
filed 1998-08-14
CIK 810130

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 --------------


       [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998


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

                                Yes [X]   No [..]

The number of shares outstanding of the Registrant's common stock, par value $0.02, at July 31, 1998, was 29,195,278 shares.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:

                             U.S. TECHNOLOGIES INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                          June 30,
                                                                            1998             December 31,
                                                                        (Unaudited)              1997
                                                                       -------------         -------------


                                                  ASSETS


Current assets:
    Cash in bank                                                       $      16,506                   489
Trade Accounts receivable, net of reserves
       of $ 0 and $18,000                                                    471,365               341,327
    Inventories                                                              244,342                74,933
    Prepaid expenses                                                         122,699                 4,244
                                                                       -------------         -------------
        Total current assets                                                 854,912               420,993
                                                                       -------------         -------------

Property and equipment, net                                                  178,957               137,024
                                                                       -------------         -------------

Other assets:
    Note receivable, related party                                           302,015               296,305
    Other assets                                                              41,771                15,420
                                                                       -------------         -------------
       Total other assets                                                    343,786               311,725
                                                                       -------------         -------------

              Total assets                                             $   1,377,655         $     869,742
                                                                       =============         =============


                                LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
    Accounts payable, trade                                            $     821,492         $     567,841
    Accrued expenses                                                         642,790               666,991
    Current portion of long term debt                                         19,638                35,753
                                                                       -------------         -------------
        Total current liabilities                                          1,483,920             1,270,585
                                                                       -------------         -------------

Long term debt                                                                16,296                19,068
                                                                       -------------         -------------

Total liabilities                                                          1,500,216             1,289,653
                                                                       -------------         -------------
Stockholders' equity (capital deficit):
     Preferred stock; $.02 par value; 10,000,000 shares
       authorized; no shares issued                                                -                     -
     Common stock; $.02 par value; 40,000,000 shares
         authorized; 29,195,278 and 28,632,063 shares
       issued and outstanding                                                583,906               572,642
     Additional paid-in capital                                           12,605,029            12,392,016
     Accumulated deficit                                                 (13,097,904)          (13,170,977)
     Stock receivable                                                       (213,592)             (213,592)
                                                                       -------------         -------------
       Total stockholders' equity (capital deficit)                         (122,561)             (419,911)
                                                                       -------------         -------------
         Total liabilities and stockholders' equity                    $   1,377,655         $     869,742
                                                                       =============         =============


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                             U.S. Technologies Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three months Ended June 30,     Six months ended June 30,
                                                  ---------------------------   ---------------------------
                                                       1998          1997           1998            1997
                                                       ----          ----           ----            ----

Net Sales                                         $  1,154,147   $  1,062,013   $  2,664,711    $ 1,733,800
                                                  ------------   ------------   ------------    -----------

Operating costs and expenses:
    Cost of sales                                      793,516      1,109,053      1,791,106       1,670,946
    Selling expense                                     29,271         21,064         66,402          21,064
    General and administrative expense                 463,909        311,823        850,661         517,448
    Impairment of long lived assets                                 1,408,839                      1,408,839
    Restructuring charge                                               48,844                        196,903
    Other - litigation                                                252,256                        252,256
                                                  ------------   ------------   -------------   ------------

         Total operating costs and expenses          1,286,696      3,151,879       2,708,169      4,067,456
                                                  ------------   ------------   -------------   ------------

Income (loss) from operations                         (132,549)    (2,089,866)        (43,458)    (2,333,656)

Other income (expense)
    Other income                                        93,785         76,431         118,829         80,932
    Interest expense                                       (38)        (8,178)         (2,262)       (11,948)
                                                  ------------   ------------   -------------   ------------


      Total other income (expense)                      93,747         68,253         116,567         68,984
                                                  ------------   ------------   -------------   ------------

        Net earnings (loss)                       $    (38,802)  $ (2,021,613)  $      73,109   $ (2,264,672)
                                                  ============   ============   =============   ============

Net earnings (loss) per share:
  Basic                                           $      (0.00)  $      (0.08)  $        0.00   $      (0.10)
                                                  ============   ============   =============   ============
  Diluted                                         $      (0.00)  $      (0.08)  $        0.00   $      (0.10)
                                                  ============   ============   =============   ============


Shares used in per share calculation:
   Basic                                            29,195,278     25,438,004      29,012,810     23,609,479
                                                  ============   ============   =============   ============
   Diluted                                          29,195,278     25,438,004      29,164,596     23,609,479
                                                  ============   ============   =============   ============



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             U.S. Technologies Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                               Six months Ended June 30,
                                                             ---------------------------
                                                                1998             1997
                                                                ----             ----
Cash flows from operating activities:
    Net earnings (loss)                                      $   73,109      $(2,264,672)

    Adjustments to reconcile net earnings (loss)
     to net cash used in operating activities:
        Depreciation and amortization                            27,089          141,944
        Impairment of long lived assets                                        1,408,839
        Loss on write-down of inventory                                          306,888

    Changes in certain assets and liabilities:
        Accounts receivable                                    (130,038)         (68,477)
        Inventories                                            (169,409)          41,754
        Prepaid expense                                        (118,455)         (17,938)
        Accounts payable                                        253,651         (163,935)
        Accrued expenses                                        (24,201)         173,739
                                                             ----------      -----------

           Net cash used in operating activities                (88,254)        (441,858)
                                                             ----------      -----------

Cash flows from investing activities:
    Equipment purchases                                         (69,058)         (21,671)
    Increase in other assets                                    (32,061)               -
                                                             ----------      -----------
           Net cash used in investing activities               (101,119)         (21,671)
                                                             ----------      -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                        224,277          553,111
  Payments of notes payable                                     (18,887)               -
                                                             ----------      -----------
    Net cash provided by financing activities                   205,390          553,111
                                                             ----------      -----------

Increase in cash                                                 16,017           89,582
Cash, beginning of period                                           489            1,548
                                                             ----------      -----------
Cash, end of period                                          $   16,506      $    91,130
                                                             ==========      ===========



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

2.       EARNINGS PER SHARE

The Company has adopted the provisions of SFAS No. 128, "Earnings per Share", which is effective for fiscal years ending after December 15, 1997. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents. For the three months ended June 30, 1998 and the three and six months ended June 30, 1997, diluted earnings per share have not been presented because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations:

                                                           Earnings                           Per
                                                            (loss)           Shares          share
                                                          (Numerator)     (Denominator)      amount
                                                          -----------     -------------      ------
Six months ended June 30, 1998:

Net earnings                                              $   73,109         29,012,810      $ 0.00

Effect of dilutive potential common shares:
     Stock options                                                 -            151,786
     Warrants                                                      -                  -
                                                          ----------      -------------

Diluted earnings per share:
     Net earnings available to common shareholders
     plus assumed conversions                             $   73,109         29,164,596      $ 0.00
                                                          ==========      =============      ======

Six months ended June 30, 1997:

Net loss                                             $ (2,264,672)      23,609,479   $   (0.10)

Effect of dilutive potential common shares:
     Stock options                                              -                -
                                                     ------------       ----------

Diluted loss per share:
     Net loss available to common shareholders
     plus assumed conversions                        $ (2,264,672)      23,609,479   $   (0.10)
                                                     ============       ==========   =========


3.       ACCOUNTS RECEIVABLE

Accounts receivable - trade at June 30, 1998, and December 31, 1997, is net of an allowance for doubtful accounts in the amount of $0 and $18,000, respectively.

4.       INVENTORIES

At June 30, 1998, and December 31, 1997, inventories consisted of the following:

                                                      1998               1997
                                                      ----               ----
                    Raw materials                 $   176,075         $   59,848
                    Work in progress                   54,462             15,085
                    Finished Goods                     13,805         ----------
                                                  -----------
                                                  $   244,342         $   74,933
                                                  ===========         ==========


Consistent with the Company's plans to dispose of its obsolete raw materials inventory, the value of the obsolete raw materials has been written off against the related valuation allowance.

5.       PROPERTY AND EQUIPMENT

At June 30, 1998, and December 31, 1997, property and equipment consisted of the following:

                                                         1998                  1997
                                                         ----                  ----
                    Equipment                        $ 1,045,987           $   983,099
                    Furniture and fixtures               176,957               170,823
                    Leasehold improvements               123,520               123,520
                                                     -----------           -----------
                                                       1,346,464             1,277,442
                    Less accumulated depreciation     (1,167,507)           (1,140,418)
                                                     -----------           -----------
                                                     $   178,957           $   137,024
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

General

In January 1997, the Company was acquired by a group of individuals led by the Company's Chairman and CEO, Mr. Kenneth H. Smith. As a part of the acquisition, the former management and Board of Directors resigned. During 1997 the new management team was assembled, the Company's mission statement was revised, and the Company's operations were restructured.

U.S. Technologies Inc. (the "Company") is an "outsourcing company" soliciting manufacturing, assembly, repair, kitting and customer call center services from Fortune 1000 businesses. The Company performs its services utilizing prison labor under the Prison Industry Enhancement Program ("PIE"). Congress created the PIE program in 1979 to encourage states and local units of government to establish employment opportunities for prisoners that approximate private sector work opportunities. The program is designed to place inmates in a realistic working environment, pay them the local prevailing wage for similar work, and enable them to acquire marketable skills to increase their potential for successful rehabilitation and meaningful employment upon release. The PIE Program has two primary objectives:

               To generate products and services that enable prisoners to make a contribution to society, help offset the cost of their incarceration, compensate crime victims, and provide inmate family support.

               To provide a means of reducing prison idleness, increasing inmate job skills, and improving the prospects for successful inmate transition to the community upon release.

To serve its clients, the Company has established U.S. Technologies Inc. as the parent organization to provide management and financial resources to its wholly owned operating subsidiaries. The operating subsidiaries are Labor-to-Industry Inc. ("LTI"), which operates the Company's manufacturing outsourcing operations, and Service-to-Industry Inc. ("STI"), formed in March 1998, which will operate the Company's service outsourcing operations. Each subsidiary negotiates an agreement with a prison under which facilities and participants are available to the Company.

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

Results of Operations

The following analysis compares the results of operations for the three month and six month periods ended June 30, 1998 to the comparable periods ended June 30, 1997.

   Net sales during the three months ended June 30, 1998 were $ 1,154,147, compared to $ 1,062,013 during the three months ended June 30, 1997. The increase in net sales in the amount of $ 92,134, representing 9%, was the result of improvements instituted by the Company's new management which included; converting all sales employees to commission-only sales agents, improved bidding techniques, improved product quality and faster service.

   Net sales during the six months ended June 30, 1998 were $ 2,664,711, compared to $1,733,800 during the six months ended June 30, 1997. The increase in net sales in the amount of $ 930,911, representing 54%, was the result of improvements instituted by the Company's new management which included; converting all sales employees to commission-only sales agents, improved bidding techniques, improved product quality and faster service

   The Company's new management took steps during the three months ended March 31, 1997 to evaluate the carrying value of assets, assess the Company's staffing levels, and resolve outstanding litigation. The Company's actions as a result of this process resulted in the following charges recognized as of the beginning of the second quarter of 1997:

      Effective on April 1, 1997, the Company recognized a $1,408,839 non-cash charge for the impairment of long lived assets to write-off all remaining assets described as investments in technologies and goodwill. These included the remaining unamortized cost of acquired technologies and goodwill of acquired companies. The assets and technologies, which had been inactive during 1997 and 1996, were thoroughly evaluated by the Company's new management and found to have no value. During the first quarter of 1997, amortization of these assets totaled $111,078.

      Effective on April 1, 1997, the Company recognized a charge to restructure the Company's operations in the amount of $196,903, representing the costs of severance to terminate thirteen management, sales and administrative positions and lay-off 50 inmates at LTI. The Company also recognized a charge in the amount of $252,256, representing an accrual for losses from a variety of lawsuits with third parties and the Company's former management.

      Finally, on April 1, 1997, the Company recognized a non-cash charge to adjust its reserve for obsolescence to write-off all remaining obsolete inventory in the amount of $306,888.

   In the three months ended June 30, 1998, cost of goods sold was $ 793,516 which represented 69% of net sales. During the three months ended June 30, 1997, cost of goods sold was $ 1,109,053 which represented 104% of net sales. The cost of goods sold for the three months ended June 30, 1997 includes the previously mentioned inventory obsolescence write-off in the amount of $306,888, or 29% of net sales. The remaining improvement in the Company's cost of goods sold is a direct result of changes instituted by the Company's new management, including, improved production management, improved purchasing procedures, improved bidding procedures and improved quality.

   In the six months ended June 30, 1998, cost of goods sold was $ 1,791,106, which represented 67% of net sales. During the six months ended June 30, 1997, cost of goods sold was $ 1,670,946 which represented 96% of net sales. The cost of goods sold for the six months ended June 30, 1997 includes the previously mentioned inventory obsolescence write-off in the amount of $306,888, or 18% of net sales The remaining improvement in the Company's cost of goods sold is a direct result of changes instituted by the Company's new management, including improved production management, improved purchasing procedures, improved bidding procedures and improved quality.

   Selling expenses during the three months ended June 30, 1998 were $ 29,271, representing 3% of net sales. During the three months ended June 30, 1997, selling expenses in the amount of $21,064 represented 2.0% of net sales. These expenses increased primarily due to the increase in sales revenue combined with the conversion of the Company's full-time sales employees into independent sales agents, compensated on a commission only basis.

   Selling expenses during the six months ended June 30, 1998 were $ 66,402, representing 3% of net sales. During the six months ended June 30, 1997, selling expenses in the amount of $21,064 represented 1% of net sales.
   These expenses increased primarily due to the increase in sales revenue combined with the conversion of the Company's full time sales employees into independent sales agents, compensated on a commission only basis.


   General and administrative expenses during the three months ended June 30, 1998 were $463,909, which represented 40% of net sales. During the three months ended June 30, 1997, general and administrative expenses were $ 311,823 which represented 29% of net sales. The increase in general and administrative expenses is the result of the formation of the Company's management team who is actively working to develop all areas of the Company's business.

   General and administrative expenses during the six months ended June 30, 1998 were $850,661, which represented 32% of net sales. During the six months ended June 30, 1997, general and administrative expenses were $ 517,448, which represented 30% of net sales. The increase in general and administrative expenses is the result of the formation of the Company's management team who is actively working to develop all areas of the Company's business.


   During the three months ended June 30, 1998, the Company had a net loss of $ (38,802) or $ (0.00) per weighted-average share. During the three months ended June 30, 1997 the company reported a net loss of $ (2,021,613) or $(0.08) per weighted-average share.

   During the six months ended June 30, 1998 the Company had net income of $ 73,109 or $0.00 per weighted-average share. During the six months ended June 30, 1997, the Company reported a net loss of $ (2,264,672) or $(0.10) per weighted-average share.

The Company did not recognize a current tax provision for the six months ended June 30, 1998, as a result of the utilization of a portion of its net operating loss carryforward. The Company also did not recognize a deferred tax provision, for the use of its net deferred tax asset for the other periods presented, due to a corresponding reduction in the related valuation allowance. The 100% valuation allowance against the Company's approximately $3,720,000 net deferred tax asset continues to be recognized at June 30, 1998. As a result of the series of transactions through which the Company's new management gained control in 1997, the Company is limited in the utilization of prior accumulated net operating losses and anticipates that approximately $600,000 per year of net operating losses are available to offset future annual taxable income. The Company expects to pay taxes in 1998 in accordance with the provisions of the alternative minimum tax and various state income tax laws as the Company's operations are anticipated to expand.

Liquidity and Capital Resources

During the six months ended June 30, 1998 and 1997, the Company experienced negative operating cash flows of $ 98,254 and $ 441,858 respectively. Negative operating cash flows in the six months ended June 30, 1998 resulted from increases in accounts receivable of $ 130,038, and inventory of $169,409, attributable to increased sales volume. Negative operating cash flows in the six months ended June 30, 1997 resulted principally from the operating loss incurred during that period, which was largely offset by depreciation and amortization, impairment of long lived assets and loss on inventory write-down in the amount of $ 1,857,671. The primary uses of cash during the six months ended June 30, 1997 was the reduction of accounts payable and the increase in accounts receivable attributable to increased sales volume over preceding quarters.

Cash provided by financing activities of $ 205,390 and $ 553,111 during the six months ended June 30, 1998 and 1997, respectively, was primarily due to the receipt of net proceeds from the issuance of common stock. On January 12, 1998, the Company issued 4% convertible subordinated debentures and 275,000 common stock purchase warrants exercisable at $1.00 per share, through a private placement to certain foreign investors pursuant to a claim of exemption under Regulation "S" promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The net proceeds to the Company, after legal and other costs, was $224,277, which was used to liquidate certain 1996 liabilities at a substantial discount and provide working capital to support the Company's operations. On February 25, 1998 and March 5, 1998, the holders of the debentures converted the amounts outstanding into 563,215 shares of the Company's common stock. All of the warrants remain outstanding. During the six months ended June 30, 1997, as a result of the acquisition of the Company by the investor group led by Mr. Smith, $289,500 was contributed to working capital. This contribution significantly improved the Company's financial condition thus strengthening the Company's relationships with vendors and allowing the Company to finance significant increases in sales volume.

The Company has been able to increase its sales volume in the first six months of 1998 by approximately 54%, and substantial progress was made by improving all aspects of operating costs. As a result of these efforts and the equity infusion described above, net working capital improved by $220,584 from a negative $849,592 as of December 31, 1997, to a negative $629,008 as of June 30, 1998. Accounts receivable increased by $ 130,038 to $ 471,365, representing approximately 32 days' sales, at June 30, 1998, from $341,327, representing approximately 30 days' sales as of December 31, 1997. Inventory increased by $ 169,409 to $ 244,342 at June 30, 1998 from $ 74,933 at December 31, 1997, primarily as a result of increases in raw materials inventory. Prepaid expenses increased by $ 118,455 to $ 122,699 as of June 30, 1998 as a result of prepayment of insurance premiums and a deposit related to the Company's pending start-up of customer call center operations. Accounts payable due to manufacturing increased by $23,205 to $ 591,046, representing approximately 60 days' cost of sales, at June 30, 1998, from $ 567,841, representing approximately 66 days' cost of sales, at December 31, 1997, excluding the charge to the Company's inventory valuation allowance, described above.

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

The Company's growth plans include the entry into non-garment cut-and-sew operations and a customer call center. During the quarter ended June 30, 1998, the Company opened its first cut-and-sew operation at a Wackenhut Corrections Corporation (WCC) correctional facility in McFarland, California (McFarland). The Company is currently involved in substantial discussions with several states in which the Company has been invited to develop secure call center operations in women's correctional facilities. During the quarter ended June 30, 1998, the Company was completing the installation of a call center operation at a state correctional facility in Draper, Utah (Draper), which began performing call center services in July 1998. The Company has also entered into substantial discussions with a furniture manufacturer who plans to repatriate a furniture assembly operation currently performed outside the United States.

Most of these expansions will not require significant up-front capital investments. At McFarland, the Company's investment through June 30, 1998 was approximately $ 33,000. This operation is the first to take advantage of WCC's effort to identify products which it currently buys from outside suppliers, which will now be made by inmates at a WCC facility in which the Company is operating a PIE business. The investment through June 30, 1998 at Draper was approximately $ 41,000. Management believes that the cash flow generated from operations is adequate to enable the Company to continue to expand its Lockhart, Texas operations and expand into the remaining five new facilities planned for 1998.

The Company's total debt as of June 30, 1998 was $ 35,934. Management believes that, if it chose to do so, approximately $500,000 of additional financing could be provided through borrowings secured by the Company's assets. These assets include accounts receivable from Fortune 1000 companies, inventory and fixed assets, all of which are currently unencumbered.

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

In July, 1998, the Company received $3,350,000, pursuant to an investment agreement with USV Partners, LLC, a Delaware limited liability company, under the terms of which the Company will sell to USV Partners, LLC, 500,000 shares of its 9% Series A Convertible Preferred Stock, payable in cash or in shares of the Company's common or convertible preferred stock, and 500,000 common stock warrants (exercisable at $1.00 per share) for a total net sales price to be received by the Company of $5,000,000, plus $500,000 upon the exercise of the warrants. Under the terms of the Series A Convertible Preferred Stock and warrants, the purchaser may convert the preferred shares and warrants to common stock of the Company on and after January 12, 1999. Pursuant to the terms of the investment agreement and the Certificate of Designations filed by the Company with the Delaware Secretary of State, the conversion price for the preferred shares will be equal to the average of the daily closing price for the common stock for the 15 trading days preceding December 31, 1998, provided that (i) if the average daily closing price is less than $0.70 per share of common stock, the conversion price shall be $0.70 per share and (ii) if the average closing price is more than $1.00 per share of common stock, the conversion price shall be $1.00 per share. However, if the Company's pre-tax earnings per share for the 12-month period ending December 31, 1998 are less than a certain per-share earnings target, then, notwithstanding the preceding sentence, the conversion price shall be $0.65 per share of common stock. If the Company fails to obtain this per-share earnings target, the conversion of the convertible preferred stock, at $.65 per share, will result in the issuance of an additional 7,692,308 shares of common stock, plus 500,000 shares of common stock upon the exercise of the warrants, diluting the Company's per-share earnings thereby. The closing of the sale of the Series A Convertible Preferred Stock and warrants is anticipated to occur by the end of August, 1998.

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

Year 2000

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

PART II.  OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS.

The Company is involved in several lawsuits related to prior management and claims against companies acquired or controlled by prior management. Several of these suits claim that the Company is liable as a successor in interest for amounts owed by entities whose assets were acquired by The Company. Management is vigorously defending these lawsuits. While the outcome of these lawsuits is uncertain, should the Company not prevail, Management does not believe losses associated with these lawsuits would have a material impact on the operations of the Company.

The Company is involved in several lawsuits brought by former management officials who claim they are entitled to certain severance benefits and back pay. The aggregate amount claimed under these lawsuits, including interest and attorney fees is approximately $444,000. Management is vigorously defending these lawsuits and is asserting numerous counterclaims.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1998 Annual Meeting of Stockholders of the Company was held on May 29, 1998. At the meeting the following persons were elected as directors to serve for a term of one year and until their successors are elected and qualified:
Kenneth H. Smith, James C. Melton, Sr. and C. Gregory Earls.

The number of votes cast for and against each nominee for director was as follows:

                                          Votes                Votes
                                           FOR                AGAINST
                                           ---                -------
         Kenneth H. Smith               19,251,576           6,673,004
         James C. Melton, Sr.           19,251,576           6,673,004
         C. Gregory Earls               19,241,559           6,683,421

In addition, the shareholders of the Company ratified the appointment of BDO Seidman LLP as independent auditors for the Company and its subsidiaries for the fiscal year ended December 31, 1998. The number of votes for and against the ratification of BDO Seidman LLP was as follows:

                          Votes                 Votes            Votes
                           FOR                 AGAINST          WITHHELD
                           ---                 -------          --------
                        24,888,490              9,800            7,190

No other matters were presented or voted for at the Annual Meeting.

ITEM 5.        OTHER INFORMATION.

Proposals of shareholders intended to be presented at the Company's 1999 Annual Meeting of Stockholders must be received at the Company's principal executive offices by January 6, 1999 in order to be eligible for inclusion in the Company's proxy statement and form of proxy for that meeting. With respect to any such proposals received by the Company after March 22, 1999, the persons named in the form of proxy solicited by management will vote the proxy in accordance with their judgment of what is in the best interests of the Company.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibit is filed with this report:

Exhibit No.       Description

27.1              Financial Data Schedule (for SEC use only)

During the quarter ended June 30, 1998, no reports on Form 8-K were issued.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   U.S. TECHNOLOGIES INC.



DATE: August 12, 1998              BY:  /s/ K. H. Smith
                                    -----------------------
                                   K. H. Smith
                                   President and CEO

                                 Exhibit Index


Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule (for SEC use only)
