Form 10-Q
period 1998-09-30
U S TECHNOLOGIES INC
filed 1998-11-12
CIK 810130

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 --------------


    [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1998


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

                                                    Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock, par value $0.02, at October 31, 1998, was 28,922,778 shares.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:

                             U.S. TECHNOLOGIES INC.
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                   September 30,
                                                                                       1998       December 31,
                                                                                    (Unaudited)      1997
                                                                                     ---------       ----

Current assets:
    Cash and cash equivalents                                                      $    993,885  $        489
    Trade Accounts receivable, net of reserves
      of $20,000 and $18,000                                                            686,928       341,327
    Inventories (note 3)                                                                274,984        74,933
    Prepaid expenses                                                                    155,340         4,244
                                                                                   ------------  ------------
       Total current assets                                                           2,111,137       420,993
                                                                                   ------------  ------------

Property and equipment, net                                                             398,630       137,024
                                                                                   ------------  ------------

Other assets:
    Notes receivable, related parties (note 4)                                        1,137,222       296,305
    Other assets                                                                         66,547        15,420
                                                                                   ------------  ------------
      Total other assets                                                              1,203,769       311,725
                                                                                   ------------  ------------

          Total assets                                                             $  3,713,536  $    869,742
                                                                                   ============  ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
    Accounts payable, trade                                                        $    392,353  $    567,841
    Accrued expenses                                                                    504,022       666,991
    Current portion of long term debt                                                    17,872        35,753
                                                                                   ------------  ------------
      Total current liabilities                                                         914,247     1,270,585
                                                                                   ------------  ------------

Long term debt                                                                           34,108        19,068
                                                                                   ------------  ------------

Total liabilities                                                                       948,355     1,289,653
                                                                                   ------------  ------------
Stockholders' equity (capital deficit):
    Preferred stock; $.02 par value; 10,000,000 shares
       authorized; 335,000 shares subscribed (note 5)                                 3,350,000            --
    Common stock; $.02 par value; 40,000,000 shares
        authorized; 28,992,778 and 28,632,063 shares
        issued and outstanding                                                          583,906       572,642
    Additional paid-in capital                                                       12,605,029    12,392,016
    Accumulated deficit                                                             (13,404,313)  (13,170,977)
    Treasury stock                                                                     (155,849)           --
    Stock receivable                                                                   (213,592)     (213,592)
                                                                                   ------------  ------------
      Total stockholders' equity (capital deficit)                                    2,765,181      (419,911)
                                                                                   ------------  ------------
         Total liabilities and stockholders' equity                                $  3,713,536  $    869,742
                                                                                   ============  ============



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                             U.S. Technologies Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  Three Months Ended                       Nine Months Ended
                                                                     September 30                              September 30
                                                            ----------------------------              --------------------------
                                                                1998             1997                     1998           1997
                                                                ----             ----                     ----           ----

Net Sales                                                   $   930,202      $ 1,230,964              $ 3,594,913    $ 2,964,764
                                                            -----------      -----------              -----------    -----------

Operating costs and expenses:
    Cost of sales                                               784,741          891,210                2,575,846      2,562,156
    Selling expense                                              31,397           23,829                   97,799         44,893
    General and administrative expense                          518,883          291,676                1,369,544        809,124
    Impairment of long lived assets                                  --               --                       --      1,408,839
    Restructuring charge                                             --               --                       --        196,903
    Other - litigation                                               --               --                       --        252,256
                                                            -----------      -----------              -----------    -----------

        Total operating costs and expenses                    1,335,021        1,206,715                4,043,189      5,274,171
                                                            -----------      -----------              -----------    -----------

Income (loss) from operations                                  (404,819)          24,249                 (448,276)    (2,309,407)

Other income (expense)
    Other                                                        99,547              384                  218,222         81,316
    Interest expense                                             (1,137)          (7,005)                  (3,282)       (18,953)
                                                            -----------      -----------              -----------    -----------



      Total other income (expense)                               98,410           (6,621)                 214,940         62.363
                                                            -----------      -----------              -----------    -----------

        Net earnings (loss)                                 $  (306,409)     $    17,628              $  (233,336)   $(2,247,044)
                                                            ===========      ===========              ===========    ===========

Net earnings (loss) per share:
  Basic                                                     $     (0.01)     $      0.00              $     (0.01)   $     (0.09)
                                                            ===========      ===========              ===========    ===========
  Diluted                                                   $     (0.01)     $      0.00              $     (0.01)   $     (0.09)
                                                            ===========      ===========              ===========    ===========


Shares used in per share calculation:
   Basic                                                     29,085,061       27,907,263               29,037,069     25,098,069
                                                            ===========      ===========              ===========    ===========

   Diluted                                                   29,085,061       27,907,263               29,037,069     25,098,069
                                                            ===========      ===========              ===========    ===========





                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                             U.S. Technologies Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Nine Months Ended
                                                                    September 30
                                                           -----------------------------
                                                                1998            1997
                                                                ----            ----

Cash flows from operating activities:
    Net loss                                               $   (233,336)     $(2,247,044)

    Adjustments to reconcile net (loss)
     to net cash used in operating activities:
        Depreciation and amortization                            87,097          165,983
        Impairment of long lived assets                              --        1,408,839
        Loss on write-down of inventory                              --          306,888

    Changes in certain assets and liabilities:
        Accounts receivable                                    (345,601)        (351,518)
        Inventories                                            (200,051)          (6,061)
        Prepaid expense                                        (195,419)         (17,626)
        Accounts payable                                       (175,488)         126,557
        Accrued expenses                                       (162,969)         170,841
                                                           ------------      -----------

           Net cash used in operating activities             (1,225,767)        (443,141)
                                                           ------------      -----------

Cash flows from investing activities:
    Equipment purchases                                        (304,380)         (57,673)
    Purchase common stock for treasury                         (155,849)              --
    Increase in notes receivable                               (840,917)              --
    Increase in other assets                                    (51,127)          (4,218)
                                                           ------------      -----------
           Net cash used in investing activities             (1,352,273)         (61,891)
                                                           ------------      -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        224,277          588,859
  Proceeds from subscription of preferred stock               3,350,000
  Increase in notes payable                                      23,174           36,000
  Payments of notes payable                                     (26,015)          (3,431)
                                                           ------------      -----------
    Net cash provided by financing activities                 3,571,436          621,428
                                                           ------------      -----------

Increase in cash                                                993,396          116,396
Cash, beginning of period                                           489            1,548
                                                           ------------      -----------
Cash, end of period                                        $    993,885      $   117,944
                                                           ============      ===========





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

2.       EARNINGS PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for fiscal years ending after December 15, 1997. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents. For the nine months ended September 30, 1998 and the nine months ended September 30, 1997, the Company did not reflect the effect on diluted earnings per share of outstanding stock options and warrants, as the effect of these items would be anti-dilutive.

3.       INVENTORIES

At September 30, 1998, and December 31, 1997, inventories consisted of the following:

                                                                     1998                 1997
                                                                     ----                 ----

                    Raw materials                                 $ 184,742             $  59,848
                    Work in progress                                 38,665                15,085
                    Finished Goods                                   51,577
                                                                  ---------             ---------
                                                                  $ 274,984             $  74,933
                                                                  =========             =========

4.       NOTES RECEIVABLE

At September 30, 1998, and December 31, 1997, notes receivable consisted of the following:

                                                                      1998                  1997
                                                                      ----                  ----

                    GWP, Inc.                                    $  730,000             $      --
                    K. H. Smith, CEO                                307,401               296,305
                    Replica Furniture, Inc.                          99,821                    --
                                                                 ----------             ---------
                                                                 $1,137,222             $ 296,305
                                                                 ==========             =========


GWP, Inc. (GWP) is an acquisition subsidiary formed by the Company's CEO. The funds advanced to GWP were used to purchase a 51% interest in Technology Manufacturing & Design, Inc., a Texas corporation, (TMD), for the benefit of the Company. The acquisition of TMD was completed by the Company in October 1998. The TMD acquisition is discussed in more detail in "Part II, Item 5" of this Form 10-Q.

The increase in the note receivable from the Company's CEO represents primarily interest accrued since December 31, 1997.

Replica Furniture, Inc. (RFI) is a manufacturer of components for office furniture workstations. The Company is purchasing certain assets, including machinery and equipment, from RFI to be used in the Company's recently opened LTI manufacturing facility, located in Blythe, California.

5.       PREFERRED STOCK

In July, 1998, the Company received $3,350,000, pursuant to an investment agreement with USV Partners, LLC (USV), a Delaware limited liability company, under the terms of which the Company will sell to USV, 500,000 shares of its 9% Series A Convertible Preferred Stock, payable in cash or in shares of the Company's common or convertible preferred stock, and 500,000 common stock warrants (exercisable at $1.00 per share) for a total net sales price to be received by the Company of $5,000,000, plus $500,000 upon the exercise of the warrants. Under the terms of the Series A Convertible Preferred Stock and warrants, the purchaser may convert the preferred shares and warrants to common stock of the Company on and after January 12, 1999. Pursuant to the terms of the investment agreement and the Certificate of Designations filed by the Company with the Delaware Secretary of State, the conversion price for the preferred shares will be equal to the average of the daily closing price for the common stock for the 15 trading days preceding December 31, 1998, provided that (i) if the average daily closing price is less than $0.70 per share of common stock, the conversion price shall be $0.70 per share and (ii) if the average closing price is more than $1.00 per share of common stock, the conversion price shall be $1.00 per share. However, if the Company's pre-tax earnings per share for the 12-month period ending December 31, 1998 are less than a certain per-share earnings target, then, notwithstanding the preceding sentence, the conversion price shall be $0.65 per share of common stock. If the Company fails to obtain this per-share earnings target, the conversion of the convertible preferred stock, at $0.65 per share, will result in the issuance of 7,692,308 shares of common stock, plus 500,000 shares of common stock upon the exercise of the warrants, diluting the Company's per-share earnings thereby. The closing of the sale of the Series A Convertible Preferred Stock and warrants is anticipated to occur by the end of November 1998.

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

U.S. Technologies Inc. (the "Company") is an "outsourcing company" soliciting labor intensive work, such as manufacturing, assembly, repair, kitting and customer-call-center services from Fortune 1000 businesses, and other select businesses and the Company's wholly-owned subsidiaries. The Company performs its services utilizing prison labor under the Prison Industry Enhancement Program ("PIE"). Congress created the PIE program in 1979 to encourage states and local units of government to establish employment opportunities for prisoners that approximate private sector work opportunities. The program is designed to place inmates in a realistic working environment, pay them the local prevailing wage for similar work, and enable them to acquire marketable skills to increase their potential for successful rehabilitation and meaningful employment upon release. The PIE Program has two primary objectives:

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

To serve its clients, the Company has established U.S. Technologies Inc. as the parent organization to provide management and financial resources to its wholly-owned operating subsidiaries. The operating subsidiaries are Labor-to-Industry Inc. ("LTI"), which operates the Company's manufacturing outsourcing operations, and Service-to-Industry Inc. ("STI"), formed in March 1998, which operates the Company's service outsourcing operations. Each subsidiary negotiates an agreement with a prison under which facilities and inmates are made available to the Company.

Overview

Until January 1997, the Company had reported significant losses for several years for a variety of reasons. During 1995, the Company attempted, with little success, to rebuild its customer base, most of which had been lost in 1994, due to poor production and quality at the Company's PIE operation at LTI. In response to this, the Company began a search to find and acquire products or technologies which could be produced with the Company's PIE labor force. Unfortunately, the plan to acquire companies and products did not succeed, and the Company did not begin to take steps to control costs or reduce the size of its work force. In 1996, these same problems persisted, while staffing and expenses continued unabated.

In January 1997, as part of the transaction through which control of the Company passed to the new management team, the Company began to receive a significant infusion of equity capital, which ultimately totaled approximately $536,000. This capital infusion was used to finance the expansion of the Company's operations. The new management team took immediate steps to cut costs and improve production management, product quality and customer service. All these steps resulted in an immediate increase in revenues with existing customers and opportunities to serve new customers. These steps also resulted in the recognition of a restructuring charge, to recognize the cost of severance and lay-off of excess personnel, of approximately $197,000.

The new management team also made a thorough evaluation of certain assets acquired by prior management and took appropriate steps to write off (i) the value of assets which would not be realized, totaling approximately $1,409,000, and (ii) obsolete inventory, in the amount of approximately $307,000. The new management team also acted to resolve most of the outstanding litigation, inherited from prior management, recognizing a charge of approximately $252,000.

Results of Operations

The following analysis compares the results of operations for the three-month and nine-month periods ended September 30, 1998, to the comparable periods ended September 30, 1997.

   Net sales during the three months ended September 30, 1998, were $930,202, compared to $1,230,964 during the three months ended September 30, 1997. The decrease in net sales in the amount of $300,762, representing 24%, was the result of a significant slowdown in business activity in the electronics industry world-wide, which has been referred to as the "Asian flu".

   Net sales during the nine months ended September 30, 1998, were $3,594,913, compared to $2,964.764 during the nine months ended September 30, 1997. The increase in net sales in the amount of $630,149, representing 21%, was the result of improvements instituted by the Company's new management, which included; converting all sales employees to commission-only sales agents, improved bidding techniques, improved product quality and faster service.

   In the three months ended September 30, 1998, cost of goods sold was $784,741 which represented 84% of net sales. During the three months ended September 30, 1997, cost of goods sold was $891,210 which represented 72% of net sales. The increase in cost of goods sold percentage was attributable to constant fixed costs on a reduced sales volume and a change in product mix which resulted in increased sales of products using purchased materials rather than customer supplied materials.

   In the nine months ended September 30, 1998, cost of goods sold was $2,575,846, which represented 72% of net sales. During the nine months ended September 30, 1997, cost of goods sold was $2,562,156, which represented 86% of net sales. The cost of goods sold for the nine months ended September 30, 1997, includes the previously mentioned inventory obsolescence write-off in the amount of $306,888, or 10% of net sales. The net 4% improvement in the Company's cost of goods sold is a direct result of changes instituted by the Company's new management, including improved production management, improved purchasing procedures, improved bidding procedure sand improved quality. The percentage improvement was effected by a change in product mix which resulted in increased sales of products using purchased materials rather than customer supplied materials.

   Selling expenses during the three months ended September 30, 1998 were $31,397, representing 3% of net sales. During the three months ended September 30, 1997, selling expenses in the amount of $23,829 represented 2.0% of net sales. These expenses increased primarily due to certain fixed selling expenses associated with the Company's STI subsidiary.

   Selling expenses during the nine months ended September 30, 1998 were $97,799, representing 3% of net sales. During the nine months ended September 30, 1997, selling expenses in the amount of $44,893 represented 2% of net sales. These expenses increased primarily due to certain fixed selling expenses associated with the Company's STI subsidiary.

   General and administrative expenses during the three months ended September 30, 1998, were $518,883, which represented 56% of net sales. During the three months ended September 30, 1997, general and administrative expenses were $291,676, which represented 24% of net sales. The increase in general and administrative expenses is the result of the formation of the Company's management team who is actively working to develop all areas of the Company's business. This development included opening three new facilities during the quarter. Two of the facilities were LTI operations located in California, and the third was a STI facility opened in Utah. While these facilities generated general and administrative expenses, they did not produce appreciable sales during the quarter ended September 30, 1998.

   General and administrative expenses during the nine months ended September 30, 1998, were $1,369,544, which represented 38% of net sales. During the nine months ended September 30, 1997, general and administrative expenses were $809,124, which represented 27% of net sales. The increase in general and administrative expenses is the result of the formation of the Company's management team, who is actively working to develop all areas of the Company's business, and the opening of three new facilities, as previously mentioned.

   During the three months ended September 30, 1998, the Company had a net loss of $(306,409) or $(0.01) per basic and diluted share. During the three months ended September 30, 1997 the company reported a net income of $17,628 or $0.00 per basic and diluted share. The loss for the quarter ended September 30, 1998 resulted from a significant decline in sales in the Company's LTI subsidiary and increased costs associated with opening the three new facilities.

   During the nine months ended September 30, 1998, the Company had a net loss of $(233,336) or $(0.01) per basic and diluted share. This loss was largely attributable to reduced sales in the quarter ended September 30, 1998, and increased costs associated with business expansion. During the nine months ended September 30, 1997, the Company reported a net loss of $(2,247,044) or $(0.09) per basic and diluted share. The loss for the nine months ended September 30, 1997 was primarily due to asset write-downs and restructuring charges totaling approximately $2,165,000, which were recorded in the quarter ended June 30, 1997.

The income tax benefit associated with the losses incurred during the nine months ended September 30, 1998, was fully offset by a 100% valuation allowance. As of September 30, 1998, the Company has approximately $3,700,000 in deferred tax assets for which a 100% valuation allowance has been provided. As a result of the series of transactions through which the Company's new management gained control in 1997, the Company is limited in the utilization of prior accumulated net operating losses and anticipates that approximately $600,000 per year of net operating losses is available to offset future annual taxable income. The Company expects to pay taxes in 1998 in accordance with the provisions of the federal alternative minimum tax and various state income tax laws as the Company's operations are anticipated to expand.

Liquidity and Capital Resources

During the nine months ended September 30, 1998 and September 30, 1997, the Company experienced negative operating cash flows of $1,225,767 and $443,141, respectively. Negative operating cash flows in the nine months ended September 30, 1998, resulted from operating losses of $233,336, increases in accounts receivable of $345,601, increases in inventory of $200,051 and increases in prepaid expenses, net of accumulated amortization, of $195,419. These increases resulted from; slower collections on sales of electronic products, changes in product mix from customer supplied to purchased inventory, certain accounting and legal costs related to the preferred stock sale and the opening of three new facilities. These events were anticipated by the Company's management due the rapid expansion which started in February 1998. To fund these cash requirements, the Company entered into the convertible preferred stock agreement, as previously described. Decreases of $175,488 and $162,969 in accounts payable and accrued expenses, respectively, resulted from paydowns or settlements of some trade accounts to bring accounts within credit terms. Negative operating cash flows in the nine months ended September 30, 1997 resulted principally from the operating loss incurred during that period, which was largely offset by depreciation and amortization, impairment of long-lived assets and loss on inventory write-down, in the amount of $1,881,710. Additionally, during the nine months ended September 30, 1997, accounts receivables increased due to a substantial increase in sales over 1996.

During the nine months ended September 30, 1998, the Company invested $304,380 in equipment purchases primarily related to new facilities, compared to $57,673 during the comparable period in 1997. Additionally, during the period ended September 30, 1998, the Company purchased 272,500 shares of its outstanding common stock for treasury shares at a total cost of $155,849. These purchases of treasury shares were in accordance with a plan previously approved by the Company's Board of Directors.

 Also, during the nine month period ended September 30, 1998, the Company invested $730,000 in an acquisition subsidiary, GWP, for the purpose of acquiring a 51% in TMD. The acquisition of TMD was completed by the Company in October 1998. The TMD acquisition is discussed in more detail in "Part II, Item 5" of this Form 10-Q.

Cash provided by financing activities, of $3,571,436 and $621,428, during the nine months ended September 30, 1998 and September 30, 1997, respectively, was primarily due to the receipt of net proceeds from the issuance of common stock and an agreement to issue convertible preferred stock.

On January 12, 1998, the Company issued 4% convertible subordinated debentures and 275,000 common stock purchase warrants exercisable at $1.00 per share, through a private placement to certain foreign investors, pursuant to an exemption from registration under Regulation "S", promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The net proceeds to the Company, after legal and other costs, was $224,277, which was used to liquidate certain 1996 liabilities at a substantial discount and provide working capital to support the Company's operations. On February 25, 1998, and March 5, 1998, the holders of the debentures converted the amounts outstanding into 563,215 shares of the Company's common stock. All of the warrants remain outstanding.

In July, 1998, the Company received $3,350,000, pursuant to an investment agreement with USV, under the terms of which the Company will sell to USV 500,000 shares of its 9% Series A Convertible Preferred Stock, payable in cash or in shares of the Company's common or convertible preferred stock, and 500,000 common stock warrants (exercisable at $1.00 per share) for a total net sales price to be received by the Company of $5,000,000, plus $500,000 upon the exercise of the warrants. Under the terms of the Series A Convertible Preferred Stock and warrants, the purchaser may convert the preferred shares and warrants to common stock of the Company on and after January 12, 1999. Pursuant to the terms of the investment agreement and the Certificate of Designations filed by the Company with the Delaware Secretary of State, the conversion price for the preferred shares will be equal to the average of the daily closing price for the common stock for the 15 trading days preceding December 31, 1998, provided that (i) if the average daily closing price is less than $0.70 per share of common stock, the conversion price shall be $0.70 per share and (ii) if the average closing price is more than $1.00 per share of common stock, the conversion price shall be $1.00 per share. However, if the Company's pre-tax earnings per share for the 12-month period ending December 31, 1998 are less than a certain per-share earnings target, then, notwithstanding the preceding sentence, the conversion price shall be $0.65 per share of common stock. If the Company fails to obtain this per-share earnings target, the conversion of the convertible preferred stock, at $0.65 per share, will result in the issuance of 7,692,308 shares of common stock, plus 500,000 shares of common stock upon the exercise of the warrants, diluting the Company's per-share earnings thereby. The closing of the sale of the Series A Convertible Preferred Stock and warrants is anticipated to occur by the end of November 1998.

During the nine months ended September 30, 1997, as a result of the acquisition of the Company by the investor group led by Mr. Smith, $588,859 was raised through the issuance of the Company's common stock. This contribution significantly improved the Company's financial condition, thus strengthening the Company's relationships with vendors and allowing the Company to finance significant increases in sales volume.

The Company has been able to increase its sales volume in the first nine months of 1998 by approximately 21%, and progress was made by reducing certain operating costs. Sales for the nine month period ending September 30, 1998, equaled 86% of sales for the twelve month period ended December 31, 1997. As a result of these efforts and the equity infusion described above, net working capital improved by $2,046,482, from a negative $849,592, as of December 31, 1997, to a positive $1,196,890, as of September 30, 1998. Due to slower collections on sales of electronic products, accounts receivable increased by $345,601 to $686,928, representing approximately 52 days' sales, at September 30, 1998, from $341,327, representing approximately 30 days' sales, as of December 31, 1997. Inventory increased by $200,501 to $274,984, at September 30, 1998, from $ 74,933, at December 31, 1997, primarily as a result of increases in raw materials and finished-goods inventory, related to less customer-supplied inventory at LTI and the opening of two new LTI facilities. Prepaid expenses, net of accumulated amortization, increased by $195,419, as of September 30, 1998, as a result of legal and accounting costs related to the preferred stock offering, prepayment of insurance premiums and deposits related to the Company's start-up of customer-call-center operations. Accounts payable decreased by $175,488 to $392,353, representing approximately 40 days' cost of sales, at September 30, 1998, from $567,841, representing approximately 66 days' cost of sales, at December 31, 1997, excluding the charge to the Company's inventory valuation allowance, described above. The reduction in accounts payable is a result of reduced sales in the quarter ended September 30, 1998, and using working capital to pay vendors within credit terms.

The Company's growth plans include the entry into non-garment, cut-and-sew operations and a customer call center. During the quarter ended June 30, 1998, the Company opened its first cut-and-sew operation at a Wackenhut Corrections Corporation (WCC) correctional facility in McFarland, California (McFarland). The Company is currently involved in substantial discussions with several states in which the Company has been invited to develop secure call-center operations in women's correctional facilities. During the quarter ended June 30, 1998, the Company was completing the installation of a call-center operation at a state correctional facility in Draper, Utah (Draper), which began performing call-center services in July 1998. During the quarter ended September 30, 1998, the Company was completing equipment installations at an office furniture sub-manufacturing facility located in a state operated facility located in Blythe, California. The Blythe facility will construct wall panels for modular office furniture manufacturers and is expected to be in production by the end of November 1998. The Company has also entered into substantial discussions with a furniture manufacturer who plans to repatriate a furniture assembly operation currently performed outside the United States.

Most of these expansions will not require significant up-front, capital investments. At McFarland, the Company's investment, through September 30, 1998, was approximately $60,000. This operation is the first to take advantage of WCC's effort to identify products which it currently buys from outside suppliers, which will now be made by inmates at a WCC facility in which the Company is operating a PIE business. The investment, through September 30, 1998, at Draper was approximately $115,000. The investment in Blythe, through September 30, 1998, was approximately $176,000.

The Company's total debt as of September 30, 1998, was $51,980. Management believes that, if it chose to do so, approximately $900,000 of additional financing could be provided through borrowings secured by the Company's assets. These assets include accounts receivable from Fortune 1000 companies, inventory and fixed assets, all of which are currently unencumbered.

Inflation

Inflation has not had a material impact on the Company's operations.

New Accounting Pronouncements

SFAS No. 128, "Earnings per Share," is effective for fiscal years ending after December 15, 1997. This statement established standards for computing and presenting earnings per share. The provisions of this pronouncement have been reflected in the accompanying financial statements.

SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of this pronouncement have been adopted but have no effect in the accompanying financial statements.

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

Year 2000

The Company is currently evaluating its computer systems to determine whether modifications and expenditures will be necessary to make its systems and those of its vendors compliant with "Year 2000" requirements. These requirements have arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail, as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may interpret "00" as the year 1900, rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00".

The Company believes it will timely meet its year 2000 compliance requirements and does not anticipate that the cost of compliance will have a material adverse effect on its business, financial condition or results of operations. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise.

Further, the Company has not yet evaluated the Year 2000 compliance of its vendors and customers or the impact on the Company of any failure by them to become Year 2000 compliant. Therefore, there can be no assurance that the systems of other companies on which the Company's system rely, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

The Company anticipates that its current evaluation of its Year 2000 compliance issue will be completed by June 30, 1999. However, the Company has not, as yet, developed any contingency plans for its failure, or the failure of its vendors or customers, to become Year 2000 compliant by January 1, 2000.

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

PART II.  OTHER INFORMATION
ITEM 1.         LEGAL PROCEEDINGS.

The Company is involved in several lawsuits related to prior management and claims against companies acquired, or controlled by, prior management. Several of these suits claim that the Company is liable as a successor-in-interest, for amounts owed by entities whose assets were acquired by the Company. Management is vigorously defending these lawsuits. While the outcome of these lawsuits is uncertain, should the Company not prevail, Management does not believe losses associated with these lawsuits would have a material impact on the operations of the Company.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1998.

ITEM 5.         OTHER INFORMATION.

During the quarter ended September 30, 1998, the Company signed a Letter of Intent with U.S. Office Products Company (USOP) to purchase USOP's wholly-owned subsidiary, Affordable Interior Systems, Inc. (AIS). AIS is a manufacturer of office furniture workstations. Pursuant to the terms of the Letter of Intent, the Company will acquire AIS for total consideration of $13,750,000. The acquisition will be an all-cash transaction and will be financed, in part, by a seller's note in the amount of $1,970,000 and additional financing currently being negotiated by the Company with traditional lenders. The closing of the acquisition transaction contemplated in the Letter of Intent is subject to, among other things, the execution of a definitive agreement which is acceptable to the parties, the completion by the Company of a satisfactory due-diligence investigation of AIS, the execution of employment and non-competition agreements between the Company and key AIS employees, the execution of a limited non-competition agreement between the Company and USOP, and the approval of the transaction by relevant regulatory agencies, if required.

Pursuant to a stock purchase agreement dated October 5, 1998, the Company acquired, through an acquisition subsidiary, ownership of 51% of the issued-and-outstanding capital stock of Technology Manufacturing & Design, Inc., a Texas corporation, (TMD), for a total cash consideration of $730,000. TMD is a manufacturer of computer components and circuit boards. The Company, pursuant to the terms of the stock purchase agreement, will purchase the remaining 49% during a period beginning October 5, 2000, and ending October 5, 2001, on a date to be determined by the Company, at a purchase price determined as a multiple of TMD's earnings before interest, taxes and depreciation.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibit is filed with this report:

Exhibit No.   Description

27.1          Financial Data Schedule (for SEC use only)

During the quarter ended September 30, 1998, no reports on Form 8-K were issued.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   U.S. TECHNOLOGIES INC.



DATE: November 12, 1998            BY:     /s/ K. H. Smith
                                      --------------------------------------
                                   K. H. Smith
                                   President and CEO

                                 Exhibit Index

Exhibit No.       Description
-----------       -----------

27.1              Financial Data Schedule (for SEC use only)