Form 10-K
period 1998-12-31
U S TECHNOLOGIES INC
filed 1999-04-15
CIK 810130

                                    Form 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                            -----------------------


         [x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1998


         [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from           to
                                                      -----------  ------------


                         Commission file number 0-15960


                             U.S. TECHNOLOGIES INC.
             (Exact name of Registrant as specified in its charter.)

       State of Delaware                                      73-1284747
(State of other jurisdiction of                  (I.R.S. Employer Identification No.)
 incorporation or organization)

                       3901 Roswell Road, Suite 300
                          Marietta, Georgia                          30062
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

                                  YES [] NO [X]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any attachment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant at April 5, 1999 was approximately $6,393,709.

The number of shares outstanding of the Registrant's Common Stock, par value $0.02 per share, at April 5, 1999 was 28,795,278 shares.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL. U.S. Technologies Inc. (the "Company") is an "outsourcing company" soliciting manufacturing, assembly, repair, kitting and customer call center services from Fortune 1000 and other select businesses. The Company performs its services utilizing prison labor under the Prison Industry Enhancement Program ("PIE"). Congress created the PIE program in 1979 to encourage states and local units of government to establish employment opportunities for prisoners that approximate private sector work opportunities. The program is designed to place inmates in a realistic working environment, pay them the local prevailing wage for similar work, and enable them to acquire marketable skills to increase their potential for successful rehabilitation and meaningful employment upon release. The PIE Program has two primary objectives:

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

The Company employs a portion of the inmates at each prison facility through a competitive process and designs the work environment to motivate and train each participant in the specific job skills of the contracted work and the general skills required to obtain and hold long-term employment as well as how to advance in employment in a competitive work environment. This training is crucial for many prisoners, who may have never held a job before their conviction. The PIE program allows for up to 80% of the prisoners' wages to be withheld for the purpose of paying restitution to victims, fines, reimbursing the cost of incarceration, alimony, child support, taxes and a restricted savings account. In this way, the PIE program aids in reducing costs to taxpayers and is a savings vehicle to assist the former inmate's transition back into society. Further, the program has been very successful in reducing the rate of recidivism, within the participating inmate population, according to the Federal Bureau of Justice and Assistance.

The Company announced in August 1997, that it had entered into an agreement with Wackenhut Corrections Corporation ("WCC") whereby WCC will allow the Company to operate as its "industry partner" in any correctional facility managed by WCC. WCC also agreed to determine the products it purchases from third parties, and to the extent possible, purchase such products from the Company. WCC operates 47 corrections facilities in the United States, Australia, England and Canada and is the second largest manager of privatized correctional facilities in the United States. The Company announced in February 1998, that it had reached an agreement with the states of California and Florida to expand its operations into corrections facilities managed by those states.

Currently, the Company operates; an electronics manufacturing plant at WCC's Lockhart, Texas corrections facility, a furniture manufacturing plant in a California Department of Corrections facility located in Blythe, California and a customer call center operation located in a Utah Department of Corrections facility located in Draper, Utah . The Company is actively pursuing opportunities at additional WCC facilities in other states for manufacturing and customer call center operations. The Company's principal executive offices are located in the Atlanta suburb of Marietta, Georgia.

INDUSTRY OVERVIEW. The Company's operations have been primarily focused in one industry, electronics manufacturing (EM). The EM industry has been characterized by rapid growth and aggressive competition based on improving technology and decreasing cost. The Company, also, has recently entered furniture manufacturing and the customer call center industries.

ELECTRONICS MANUFACTURING. Today's electronics manufacturing provider ("EMP") industry is still relatively young. The industry has changed significantly since the 1980s when small "mom and pop" companies handled a small market for contract manufacturing services. By 1996, this small market had become a large international business with approximately 1,000 companies of which the top 50 companies' sales ranged from $5.4 billion to $100.7 million, according to the March 1997 issue of Manufacturing Market Insider. From 1990 through 1996, the industry's sales grew from approximately $4.4 billion to approximately $14.5 billion, according to The Institute for Interconnecting and Packaging Electronic Circuits (IPC), representing a 22% compounded annual growth rate. The Company provides several services including contract manufacturing, cable and wire harness assembly and printed circuit board fabrication. Given the emergence of new technologies and the proliferation of electronics into virtually all segments of the world economy, management believes the Company is poised for significant continued growth in the years ahead.

Original equipment manufacturers ("OEM") such as Cisco, Hewlett-Packard, IBM, Lucent, Texas Instruments and many others are increasingly relying on EMPs for assembly and other value-added services. Many OEMs have begun to view outsourcing as a strategic tool which allows them to focus their efforts on resources and core competencies resulting in improved flexibility and responsiveness in all segments of their business. The benefits of outsourcing by the OEM include: improved time to market since new products can be turned on quickly by an EMP without the cost and time required for the OEM to re-tool; access to state of the art manufacturing facilities and technologies without the need for the OEM to invest in facilities capital equipment; and lower production and procurement costs since EMP's can efficiently purchase many generic components. Finally, EMP's typically do not bear the same overhead and benefit burdens typically incurred by OEMs.

CUSTOMER CALL CENTER. The Company has been approached by several state correctional facilities interested in maintaining and/or establishing new call centers. To meet this need the Company formed STI in March 1998. In August 1998, the Company opened its first customer call center operation in a Utah Department of Corrections facility located in Draper, Utah. In these operations, STI will provide live operators dialing outbound and receiving inbound calls for appointment setting, surveys and data collection, and lead generation using inmate labor. Calls are to be monitored and/or taped by the Company to insure the quality of the work being performed by the operators.

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

BUSINESS STRATEGY. The Company's strategy is to establish itself as a national leader in the employment of prison labor in the outsourcing business, soliciting a variety of labor intensive, repetitive work from Fortune 1000 and other select companies. To that end, the Company utilizes the PIE program to perform its services by using a low-cost, but highly-motivated labor pool, in modern, clean and efficient facilities. The Company intends to operate the business in a simple and straight-forward manner by maintaining corporate overhead at its present level during the Company's expansion. The Company's strategy also includes the following:

     Utilize existing expertise in electronics manufacturing to seek new business opportunities and to fully utilize all of its electronic assembly space in Lockhart, Texas;

     Provide ancillary services such as the assembly of kits (kitting) and installation of parts associated with the primary electronics manufacturing process;

     Expand its furniture manufacturing operations by increasing its modular furniture production capabilities and introducing other furniture products.

     Operate and expand call center locations utilizing state of the art phone and computer systems, by providing live operators dialing outbound and receiving inbound calls for a variety of purposes.

Management believes that significant additional capacity can be added, beyond the three existing facilities, without significant additional corporate overhead.

GROWTH STRATEGY. The Company has established a sound working relationship with WCC and seeks to expand that relationship by going into additional WCC facilities with available industry workspace to establish successful PIE programs. The Company is also working with state-run (non-privatized) correctional facilities where industry work space is available to establish PIE work programs. In addition to its successful electronics manufacturing facility in Lockhart, Texas, the Company intends to expand into customer call centers and other operations. The Company is also evaluating the strategic acquisition of successfully run companies whose services and products would be suitable for expansion into a prison industry work program.

In accordance with this strategy, the Company is currently negotiating the purchase of Affordable Interior Systems, Inc., (AIS), a division of U.S. Office Products, Inc. AIS is a manufacturer and wholesaler of modular office furniture. The Company's Blythe, California facility currently manufactures sub-assemblies for AIS. These sub-assemblies were previously supplied to AIS by a Canadian company.

EMPLOYEES. The Company employs approximately 135 persons, 122 of whom are inmates, eight of whom are production, clerical and bookkeeping staff who support manufacturing operations and five of whom are members of executive management. The number of employed inmates will increase as the customer call center and furniture businesses become fully operational. None of the Company's employees are represented by a union. The Company believes that its relationship with its employees is good.

ACQUISITIONS AND DISPOSITIONS. In October 1998, the Company purchased 100% of GWP, Inc. ("GWP"), an acquisition company formed by the then President and Chief Executive Officer of the Company, Mr. Kenneth H. Smith. The sole asset of GWP was a 51% ownership interest in the capital stock of Technology Manufacturing and Design, Inc. ("TMD"), an EMP located in Austin, Texas. The purchase price for TMD was $730,000, an amount that was loaned by the Company to GWP for the express purpose of purchasing TMD. Between the date of acquisition and December 31, 1998, the Company made additional advances of approximately $767,000 to TMD for working capital purposes. In February 1999, as part of a severance agreement, the Company sold GWP back to Mr. Smith for the total amount invested by the Company in GWP and TMD.

GOVERNMENTAL REGULATION. Congress created the PIE Program in 1979 to encourage state and local governments to establish employment opportunities for prisoners that approximate private sector work opportunities and conditions. The program is designed to place inmates in a realistic working environment, pay them the state or Federal minimum or prevailing wage for similar work (whichever is greater), and enable them to acquire marketable skills and work habits to increase their potential for successful rehabilitation and meaningful employment upon release. The U. S. Department of Justice's Bureau of Justice Assistance administers the PIE Program through its Corrections Branch. Each certified PIE Program must be determined to meet certain statutory and guideline requirements so as to safeguard free world labor and industry and to protect free enterprise. Mandatory criteria for participation in the PIE Program are as follows: (a) inmates must be paid the prevailing local wage or state or Federal minimum wage, whichever is greater, to protect private business from unfair competition that would otherwise stem from the flow of low-cost, prison made goods into the marketplace; (b) workers compensation and unemployment compensation benefits must be provided; (c) inmate participation in the program must be voluntary and in writing; (d) organized labor and local private industry must be consulted prior to the initiation of a new PIE industry; (e) the Company must have written assurances from the appropriate state agency that the new PIE industry will not result in the displacement of workers employed prior to the program's implementation, does not occur in occupations in which there is a surplus of labor in the locality, and does not impair existing contracts for services; (f) deductions (not to exceed 80%) must be made from the inmates pay for taxes, reasonable charges for room and board, family support, victims compensation fund, and a mandatory savings account for the inmate, the proceeds of which are available upon release. In addition to the above, each prison is also subject to laws and regulations concerning the operation, management and supervision of prisoner employees, which affects the operation of each of the Company's facilities. The Company's operations are also subject to all governmental workplace regulations commonly associated with a service or manufacturing enterprise.

ITEM 2.    PROPERTIES

LEASES AND FACILITIES

The Company's wholly-owned subsidiary, LTI, operates in a minimum security prison under an agreement with WCC, the Texas Department of Criminal Justice ("TDCJ"), the Division of Pardons and Parole (the "Division") and the City of Lockhart, Texas. The lease on the Lockhart facility provides approximately

27,800 square feet of manufacturing and office space through January 21, 2001, and provides an automatic three year extension unless notification is given by either party at least 6 months prior to the expiration date of the current term not to renew. The amount of square footage may be increased or decreased depending upon the number of prisoners employed. The lease also provides for annual rental rates of $1 per year for the primary term and the first renewal term thereafter. Occupancy fees for successive renewal terms shall be negotiated by written agreement of the parties. It is expected that similar operating leases will be executed at other WCC facilities.

LTI also operates in a minimum security prisons at Chuckawalla Valley State
Prison located in Blythe, California and      located in MacFarland, California.
The lease on the Blythe facility provides approximately 36,300 square feet of manufacturing and office space through August 31, 2003 and monthly payments of $726. The lease on the MacFarland facility provides approximately 600 square feet through March 2001 with an annual rental of $1 per year.

The Company's wholly owned subsidiary, STI operates in a minimum security prison located in Draper, Utah. The lease on the Draper facility provides approximately 5,000 square feet of office space through June 17, 2000, and provides renewal options through June 17, 2004. The lease also provides for annual rental rates of $1 per year.

The Company leases approximately 3,200 square feet for its executive offices, in Marietta, Georgia, under a three year operating lease expiring September 30, 2000.


ITEM  3. LEGAL PROCEEDINGS.

Since taking over the Company, management has successfully resolved most of the outstanding litigation and claims in existence as of January 1, 1997. Currently there are six lawsuits against the Company.

On July 16, 1995 the Company was served with a citation in Texas Industrial Services vs. U.S. Technologies Inc., County Court at Law No. 2 of Travis County, Texas. The suit alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc., ("AMI") on the theory that the Company is/was doing business as AMI. The petition seeks damages totaling approximately $54,000. The Company has asserted a defense and no activity has taken place on the suit since September 1995.

On October 31, 1996 a consent order was signed by Mr. William Meehan, the Company's former president, in the case of Environmental Protection Agency v. Senson Corp, LTD., Docket No. TSCA-09-96-0002, agreeing among other things to pay a civil penalty. The penalty was never paid and is estimated to be approximately $7,000.

On May 6, 1997 Mr. Meehan filed a lawsuit in the 98th Judicial District Court for Travis County, Texas seeking payment of certain wages and other benefits totaling approximately $330,000. The Company believes the claim is without merit and intends to defend its position vigorously.

On July 14, 1997, Ryan Corley sued the Company, in the case styled Ryan Corley vs. U.S. Technologies, case No. 97-08065, in the 250th Judicial District of Travis County, Texas, alleging that he is entitled to four months severance pay in the approximate amount of $30,000. This case is being vigorously defended by the Company.

On January 13, 1999, in the case styled St. John vs. Labor-To-Industry, Inc., et al, (U.S. District Court, Austin, Texas Division), Dale St. John sued LTI, WCC and others. Mr. St. John alleges that he was denied continued employment because he missed work as a result of being subpoenaed to court. He is suing for back wages in an unspecified amount. The Company believes the claim is without merit and intends to defend its position vigorously.

On February 16, 1999, in the case styled Fidelity Funding vs. Ken Smith, et al, in the 14th Judicial District of Dallas County, Texas, Fidelity Funding, Inc. (Fidelity) sued Mr. Smith and the Company in the amount of $839,449, the amount allegedly owed by Technology Manufacturing and Design, Inc., ("TMD") to Fidelity under a secured credit facility extended by Fidelity to TMD in November of 1998. The suit resulted after the Company sold its 51% interest in TMD to Mr. Smith and after TMD filed bankruptcy. The suit seeks to enforce a payment guaranty of the Company with respect to the balance of principal and accrued interest owed by TMD to Fidelity under this secured credit facility. The bankruptcy court for the Western District of Texas has permitted Fidelity to collect the remaining principal and interest due under this credit facility from the accounts receivable securing this credit facility. The outcome of this suit can not be fully determined at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter ended December 31, 1998 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The Company's common stock is traded on the OTC Bulletin Board under the symbol "USXX".

The following table sets forth the high and low bid prices of the Company's common stock in the over-the-counter market for the years ended December 31, 1998, 1997 and 1996. Prices for the year ended December 31, 1998 and 1997 and for the quarter ended December 31, 1996 are as quoted on the OTC Bulletin Board System. Prior to the fourth quarter of 1996, the Company's common stock was quoted on the NASDAQ Small Cap Market. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                                              Bid
                                                      High              Low
                                                     ------------------------
         1998
                  4th Quarter                        $.6300            $.3800
                  3rd Quarter                        $.7100            $.4200
                  2nd Quarter                        $.9000            $.6400
                  1st Quarter                        $.9200            $.4400
         1997
                  4th Quarter                        $.5200            $.2400
                  3rd Quarter                        $.4200            $.1900
                  2nd Quarter                        $.4000            $.3000
                  1st Quarter                        $.5700            $.0850
         1996
                  4th Quarter                        $.2200            $.0750
                  3rd Quarter                        $.2812            $.1250
                  2nd Quarter                        $.4400            $.2200
                  1st Quarter                        $.5300            $.2800

On April 5, 1999, the closing bid price of the Company's common stock, as quoted on the OTC Bulletin Board system, was $0.39.

HOLDERS OF COMMON STOCK

As of April 5, 1999, there were 549 holders of record of the Company's common stock. This number is exclusive of beneficial owners whose securities are held in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

Commencing on July 9, 1998, and continuing through December 31, 1998, the Company received $3,700,000 of a total commitment of $5,000,000 under an agreement with USV Partners, LLC ("USV") whereby the Company is to issue its 9% convertible preferred stock pursuant to a claim of exemption under Regulation "S" promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company will issue the preferred stock upon fulfillment of the $5,000,000 commitment. The net proceeds to the Company of approximately $3,650,000, after legal and other costs, were used to provide working capital to support the Company's 1998 operations and fund the purchase of TMD. Upon Issuance, these convertible preferred shares can be converted, at USV's option, into the Company's common shares at the exchange rate of $.41 per share. As of April 12, 1999, USV has funded $4,700,000 of the $5,000,000 commitment.

On January 12, 1998, the Company issued 4% convertible subordinated debentures and 275,000 common stock purchase warrants exercisable at $1.00 per share, through a private placement to certain foreign investors pursuant to a claim of exemption under Regulation "S" promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The net proceeds to the Company, after legal and other costs, were $247,500 which was used to liquidate certain 1996 liabilities at a substantial discount and provide working capital to support the Company's operations. On February 25, 1998 and March 5, 1998 the holders of the debentures converted the amounts outstanding into 563,215 shares of the Company's common stock. All of the warrants remain outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth for the years ended December 31, 1998, 1997, 1996, 1995,and 1994 is derived from the Company's audited financial statements. This information should be read in conjunction with the financial statements for 1998, 1997 and 1996 and notes thereto included elsewhere herein and "Management's Discussion and Analyses of Financial Condition and Results of Operations" included in ITEM 7., which are incorporated herein by reference.


                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                              1998            1997           1996            1995           1994
                                          ------------    ------------    ------------    ------------    -----------
STATEMENT OF OPERATIONS DATA:
 Net sales                                $  6,107,244    $  4,166,626    $  1,410,498    $  1,951,487    $ 1,668,865
 Operating costs and expenses:
    Cost of sales                            5,349,459       3,424,313       2,513,672       1,764,121      2,032,521
    Selling expenses                           313,283          70,869         245,232         270,906        368,018
    General and administrative expenses      2,788,104       1,118,310         961,195       1,777,934      1,499,036
    Impairment of long-lived assets                  -       1,408,839               -               -              -
    Restructuring charge                        90,000         196,903               -               -              -
    Other - litigation                               -         252,256               -               -              -
                                          ------------    ------------    ------------    ------------    -----------

    Total operating costs and expenses       8,540,846       6,471,490       3,720,099       3,812,961      3,899,575
                                          ------------    ------------    ------------    ------------    -----------

 Loss from operations                       (2,433,602)     (2,304,864)     (2,309,601)     (1,861,474)    (2,230,710)

 Other income (expense)

    Interest                                  (112,325)        (25,191)        (20,277)       (112,387)       (20,016)
    Gain on disposal of subsidiary                   -               -               -               -      1,376,959
    Other                                      (18,782)         87,310        (253,134)        112,773         26,751
                                          ------------    ------------    ------------    ------------    -----------

             Total other                      (131,107)         62,119        (273,411)            386      1,383,694
                                          ------------    ------------    ------------    ------------    -----------

 Net loss                                 $ (2,564,709)   $ (2,242,745)   $ (2,583,012)   $ (1,861,088)   $  (847,016)
                                          ============    ============    ============    ============    ===========

 Basic and diluted loss per common
   share                                  $      (0.09)   $      (0.08)   $      (0.14)   $      (0.12)   $     (0.16)

 Weighted average shares outstanding        28,996,607      26,793,999      18,555,439      14,997,532      5,302,147

BALANCE SHEET DATA:
 Working capital                          $   (312,828)   $   (849,592)   $   (707,467)   $    574,146    $   779,566
 Total assets                                2,367,533         869,742       2,652,682       3,326,537      2,120,340
 Total debt (1)                                 47,912          54,821         144,000         840,435         50,000
 Stockholders' equity (capital deficit)        724,042        (419,911)      1,088,520       1,859,785      1,633,082


(1) Includes long-term debt, current maturity of long-term debt, capital lease obligations and notes payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included under
ITEM 8.

ACQUISITION OF TMD

The Company entered into a stock purchase agreement as of October 5, 1998 pursuant to which the Company's acquisition subsidiary, GWP, Inc., acquired a 51% interest of the capital stock, on a fully diluted basis, of Technology Manufacturing & Design, a Texas corporation ("TMD"). TMD is in the business of manufacturing certain specialized computer components and circuit boards. Pursuant to the terms of the agreement, GWP paid TMD $536,486 in cash and was issued 19,000,000 shares of TMD's capital stock. Subsequently, the Company made additional investments in and incurred certain expenses with respect to TMD and GWP.

RESIGNATION OF KENNETH H. SMITH; SALE OF TMD

On February 11, 1999, Mr. Kenneth H. Smith resigned as President and Chief Executive Officer and as a director of the Company. Subsequent to Mr. Smith's resignation, the Board of Directors of the Company appointed Gregory Earls, a director of the Company since April 1998, as the President and Chief Executive Officer of the Company. On February 15, 1999, James C. Melton resigned as Executive Vice President and as a director of the Company.

Pursuant to the severance agreement entered into between the Company and Mr. Smith, the Company sold its wholly-owned subsidiary, GWP, Inc. ("GWP"), along with GWP's 51 % interest in TMD (which interest was acquired by GWP in October
1998) to Mr. Smith. The severance agreement provides that the total purchase price shall be equal to the total investment by the Company in GWP and TMD. In payment of the Company's initial estimate of approximately $2.1 million as the purchase price amount, Mr. Smith tendered to the Company $875,000 and executed a personal promissory note in the amount of approximately $1.2 million. The severance agreement provides that the amount of the promissory note is subject to adjustments, for activity through February 11, 1999, resulting from the audit of the Company's financial statements. Pursuant to the severance agreement, any adjustments resulting from the audit of the financial statements shall be conclusive as to the amount of the Company's investment and expenses and the amount of the adjustment, if any, to the promissory note. The promissory note was secured by a pledge by Mr. Smith of 3,000,000 shares of the Company's common stock and by the pledge by GWP of all of its capital shares of TMD, which pledges also secure a personal guaranty by Mr. Smith of certain of the Company's obligations with respect to TMD.

On April 1, 1999, the Company exercised its rights under the pledge agreement with Mr. Smith and sold the 3,000,000 shares pledged by Mr. Smith at the closing sale price on that date, as quoted on the OTC Bulletin Board market, a recognized public market for publicly-traded, small-cap companies, on which the Company's shares are traded. The closing sale price on April 1, 1999, was $.35 per share, for a total sales price of $1,040,000. This amount, less the expenses associated with the sale, has been applied in reduction of Mr. Smith's indebtedness to the Company. The 3,000,000 shares were sold to USV Partners, LLC ("USV"). In payment of the $1,050,000 sales price, USV executed a 30-day promissory note in favor of the Company. This promissory note is secured by the 3,000,000 shares of the Company's common stock. Gregory Earls, the President and Chief Executive Officer of the Company, is the sole member of USV Management, LLC, the manager of USV.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                            1998       1997       1996
                                            ----       ----       ----

STATEMENT OF OPERATIONS DATA:
 Net sales                                   100%       100%       100%
 Operating costs and expenses:
    Cost of sales                             88%        82%       178%
    Selling expenses                           5%         2%        17%
    General and administrative expenses       46%        27%        68%
    Impairment of long-lived assets            0%        34%         0%
    Restructuring charge                       1%         5%         0%
    Other - litigation                         0%         6%         0%
                                            ----       ----       ----

    Total operating costs and expenses       140%       155%       264%
                                            ----       ----       ----

 Loss from operations                        (40%)      (55%)     (164%)

 Other income (expense)
    Interest                                  (0%)       (1%)       (1%)

    Other                                     (2%)        2%       (18%)
                                            ----       ----       ----

                           Total other        (2%)        1%       (19%)
                                            ----       ----       ----

 Net loss                                    (42%)      (54%)     (183%)
                                            ====       ====       ====

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

During the year ended December 31, 1998 the Company had a net loss of $2,564,709 or $0.09 per weighted-average share, on net sales of $6,107,244 as compared to a net loss of $2,242,745 or $0.08 per weighted-average share on net sales of $4,166,626 for the year ended December 31, 1997. The net sales increase of 47% was primarily the result of additional sales associated with TMD.

Cost of goods sold, in the amount of $5,349,459, increased as a percentage of net sales to 88% for the year ended December 31, 1998 from $3,424,313 which represented 82% of net sales for the year ended December 31, 1997. These amounts include charges to write-off obsolete inventory in the amount of $0 in 1998, and $306,888 in 1997. Excluding the write-off of obsolete inventory, cost of goods sold would have represented approximately 88% and 75% of net sales for the years ended December 31, 1998 and 1997 respectively. The increase in the cost of goods sold percentage is primarily due to TMD's cost of sales exceeding its sales as a result of uneconomical material purchases and inefficient use of labor. Excluding the operating results of TMD, cost of goods sold is approximately 78% of net sales for the year ended December 31, 1998.

Selling expenses in the amount of $313,283 represented 5% of net sales during the year ended December 31, 1998 compared to $70,869 representing 2% of net sales for the year ended December 31, 1997. The increase in the selling expenses percentage is primarily due to the cost of TMD's sales staff. Excluding the operating results of TMD, selling expenses are approximately 3% of net sales.

General and administrative expenses totaled $2,788,104 for the year ended December 31, 1998 which represented 46% of net sales, compared to $1,118,310 which represented 27% of net sales for the year ended December 31, 1997. The increase in general and administrative expenses is attributable to the increased costs of management staffing, start-up expenses, travel and legal costs associated with opening new locations and acquiring TMD.

During the year ended December 31, 1998 and 1997, the company recorded restructuring charges of $90,000 and $196,903, respectively, to account for primarily payroll cost associated with reorganizations of the Company's management staff.

The 100% reserve against the Company's $4,408,000 net deferred tax asset continues to be recognized at December 31, 1998. As a result of the series of transactions through which the Company's new management gained control, in 1997, the Company is limited in the utilization of prior accumulated net operating losses and anticipates that approximately $574,000 per year of net operating losses are available to offset future annual taxable income.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

During the year ended December 31, 1997 the Company had net loss of $2,242,745 or $0.08 per weighted-average share, on net sales of $4,166,626 as compared to a net loss of $2,583,012 or $0.14 per weighted-average share on net sales of $1,410,498 for the year ended December 31, 1996. The net sales increase of 195% was a result of improvements instituted by the Company's new management which included; converting all sales employees to commission-only sales agents, improved bidding techniques, improved product quality and faster service.

On April 1, 1997, the Company recognized a $1,408,839 non-cash charge for the impairment of long-lived assets to write-off all remaining assets described as goodwill and investments in technologies. These included the remaining unamortized cost of acquired technologies and goodwill of acquired companies. The assets and technologies, which had been inactive during 1997 and 1996, were thoroughly evaluated by the Company's new management and found to have no value. During the first quarter of 1997, amortization of these assets totaled $111,078.

Also on April 1, 1997, the Company recognized a charge to restructure the Company's operations. The charge, in the amount of $196,903, represents the costs of severance to terminate thirteen management, sales and administrative positions and lay-off 50 inmates at LTI. The company also recognized a charge, in the amount of $252,256 to accrue losses and an accrual for the cost to defend the Company from a variety of lawsuits with third parties and the Company's former management.

Finally, on April 1, 1997, the Company recognized a non-cash charge to adjust its inventory valuation allowance to write-off all remaining obsolete inventory in the amount of $306,888.

Excluding the impairment charge of $1,408,839, the related first quarter amortization of $111,078, the restructuring charge of $196,903, the charge to accrue costs of litigation of $252,256, and the write-off of obsolete inventory of $306,888, the Company's pretax profit for the year ended December 31, 1997, would have been $33,219 compared with the net loss of $2,583,012 for the year ended December 31, 1996. Excluding nonrecurring charges the pretax profit for 1997 improved by $2,616,231.

Cost of goods sold, in the amount of $3,424,313, decreased as a percentage of net sales to 82% for the year ended December 31, 1997 from $2,513,672 which represented 178% of net sales for the year ended December 31, 1996. These amounts include charges to write-off obsolete inventory in the amount of $306,888 in 1997, and $290,000 in 1996. Excluding the write-offs of obsolete inventory, cost of goods sold would have represented approximately 75% and 158% of net sales for the years ended December 31, 1997 and 1996 respectively. The improvement in the Company's cost of goods sold is a direct result of changes instituted by the Company's new management and the recognition of the charges described above, improved production management, improved purchasing procedures, improved bidding procedures and improved quality.

Selling expenses in the amount of $70,869 represented 2% of net sales during the year ended December 31, 1997 compared to $245,232 representing 17% of net sales for the year ended December 31, 1996. These expenses decreased primarily due to the termination of the Company's full-time sales employees and replacing their efforts with independent sales agents, compensated on a commission-only basis. The improvement in performance on a percentage basis was also affected by increased sales volume in 1997.

General and administrative expenses totaled $1,118,310 for the year ended December 31, 1997 which represented 27% of net sales, compared to $961,195 which represented 68% of net sales for the year ended December 31, 1996. The improvements in general and administrative expenses are attributable to the charges described above, new management's efforts to control costs and increased sales in 1997.

The 100% reserve against the Company's $2,934,000 net deferred tax asset continues to be recognized at December 31, 1997. As a result of the series of transactions through which the Company's management changed in 1997, the Company is limited in the utilization of prior accumulated net operating losses and anticipates that approximately $574,000 per year of net operating losses are available to offset future annual taxable income.

Liquidity and Capital Resources.

During the three years ended December 31, 1998, 1997, and 1996 the Company experienced negative operating cash flows of $2,103,161, $560,302 and $478,354, respectively. Negative cash flows from operations resulted principally from operating losses incurred during these years. The primary uses of cash during 1998 were to fund operating losses of $2,564,709, purchase TMD for $730,000 and purchase equipment of $431,298. The losses in 1997 were largely offset by non-cash reductions of (1) $179,194 for depreciation and amortization, (2) $1,408,839 for impairment of long-lived assets and (3) $306,888 for inventory valuation allowance. The primary uses of cash during 1997 were to fund the reduction of accounts payable and the increase in accounts receivable due to increased sales volume. During 1996, the Company increased its accounts payable and accrued expenses by $892,589 to fund the negative cash flow from operations.

Cash used in investing activities of $1,425,554, $58,942 and $0 during 1998, 1997 and 1996, respectively, was primarily for the purchase of equipment and also in 1998, $730,000 was used for the purchase of TMD.

Cash provided by financing activities of $3,638,366, $618,185 and $454,042 during 1998, 1997 and 1996, respectively, were primarily the net proceeds of preferred stock, common stock and debt issuances.

Commencing on July 9, 1998 and continuing through December 31, 1998, the
Company received $3,700,000 of a total commitment of $5,000,000 under the agreement with USV whereby the Company is to issue its 9% convertible preferred stock pursuant to a claim of exemption under Regulation "S" promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company will issue the preferred shares upon fulfillment of the $5,000,000 commitment. The net proceeds to the Company of approximately $3,650,000, after legal and other costs, were used to provide working capital to support the Company's 1998 operations and fund the purchase of TMD. Upon issuance, these convertible preferred shares can be converted, at USV's option, into the Company's common shares at the exchange rate of $.41 per share. As of April 12, 1999, USV has funded $4,700,000 of the $5,000,000 commitment.

On January 12, 1998, the Company issued 4% convertible subordinated debentures and 275,000 common stock purchase warrants exercisable at $1.00 per share, through a private placement to certain foreign investors pursuant to a claim of exemption under Regulation "S" promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The net proceeds to the Company, after legal and other costs, were $247,500, which were used to liquidate certain 1996 liabilities at a substantial discount and provide working capital to support the Company's operations. On February 25, 1998 and March 5, 1998, the holders of the debentures converted the amounts outstanding into 563,215 shares of the Company's common stock. All of the warrants remain outstanding.

In 1997, as a result of the acquisition of the Company by the investor group led by Mr. Smith and Mr. Warren, and the resulting issuance of 6,000,000 shares of the Company's common stock, $536,613 was contributed to working capital. This contribution significantly improved the Company's financial condition thus improving the Company's relationships with vendors and allowing the Company to finance significant increases in sales volume.

In 1996, the Company completed a private placement of debt, of approximately $144,000, of which all but $25,000 was converted to equity by the Company in 1997.

During 1995 and 1996, the Company funded its operations through borrowings totaling approximately $571,000, from companies controlled by prior management, later repaid through the issuance of 1,845,000 shares of restricted stock.

Working capital increased by $536,764 from a negative $849,592 as of December 31, 1997, to a negative $312,828 as of December 31, 1998. Accounts receivable increased by $231,648 to $572,975, representing approximately 52 days sales, at December 31, 1998, from $341,327, representing approximately 30 days sales as of December 31, 1997. Inventory increased by $510,922 to $585,855 at December 31, 1998 from $74,933 at December 31, 1997 primarily as a result of a change in the customer mix at the LTI facility in Lockhart, Texas which resulted in the use of more purchased inventory instead of customer supplied inventory. Accounts payable increased by $467,342 to $844,173, representing approximately 89 days cost of sales, from $376,831, representing approximately 66 days cost of sales. This increase was the result of increased working capital needs to fund inventory, accounts receivable and operating losses.

The Company's growth plans for 1999 include maximization of revenue potential at the three existing facilities and the opening of two new facilities. Funding of these new facilities would be achieved by selecting facilities that required small capital investments and possible financing of the Company's inventory and accounts receivable, which is currently unencumbered. Additionally, as previously described, the Company is in negotiations to purchase AIS, a free-world modular furniture manufacturer and wholesaler. Completion of this purchase is subject to acquiring suitable financing and the infusion of additional equity capital from USV. There is no guarantee that this funding will take place.

Effect of Inflation.

Inflation has not had a material impact on the Company's operations.

YEAR 2000

In 1998, the Company assessed its computer systems and those of its subsidiaries and determined that much of the software used for order entry, billing, inventory management, job costing and other accounting functions would either need to be upgraded or replaced in order to be year 2000 compliant. To date, the Company has incurred expenses of approximately $2,000 in connection with software upgrades. Although the company is still in the process of determining the most cost-effective means of upgrading or replacing its remaining non-year 2000 compliant software, it anticipates that these additional expenses will not exceed $10,000. The Company estimates that all of its critical software will be year 2000 compliant before the end of the third quarter of 1999. Should the Company not be able to successfully convert its computer hardware and operating systems to be year 2000 compliant, the Company would be able to operate manually for some period of time without experiencing a significant negative impact on its operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain statements in this annual report on form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can generally be identified by use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in such forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and its Accountants' opinion are set forth in Part IV, Item 14, of this Report:

    (1) Report of Independent Certified Public Accountants
    (2) Report of Independent Accountants
    (3) Consolidated Balance Sheets, December 31, 1998 and 1997
    (4) Consolidated Statements of Operations, Years Ended December 31, 1998, 1997 and 1996
    (5) Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit), Years Ended December 31, 1998, 1997 and 1996
    (6) Consolidated Statements of Cash Flows, Years Ended December 31, 1998, 1997 and 1996
    (7) Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the executive officers and directors of the Company:

Name                                Age              Position with the Company
----                                ---              -------------------------
Gregory Earls (1)                   52               Chairman, President and  Chief Executive Officer
John P. Brocard                     45               Executive Vice President and General Counsel

(1) The Board of Directors appointed Mr. Earls to the position of President and Chief Executive Officer following the resignation of Kenneth H. Smith from those positions on February 11, 1999.


DIRECTORS AND EXECUTIVE OFFICERS

The Company's By-Laws provide that the Board of Directors shall consist of not less than one nor more than 15 members. Each member of the Board of Directors is elected for a one-year term and until his or her successor is elected and qualified.

Gregory Earls has served as Director of the Company since April, 1998. On February 12, 1999, he was elected to the positions of Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Earls is also the President and a Director of U.S. Viewing Corporation, an investment management company he founded in 1986. Mr. Earls also serves as President and a Director of Equitable Production Funding of Canada, Inc., a communications holding company. From 1992 to 1996, he served as Chairman of the Board of Directors of Health and Sciences Television Network, Inc., a distributor of educational programming. In addition, Mr. Earls has also served as a member of the Board of Directors of Jayhawk Acceptance Corporation, a medical finance company of which he was a founder in 1994. Mr. Earls graduated from the University of Virginia in 1967.

John P. Brocard joined the Company in September 1997 as Senior Vice President and General Counsel. Prior to joining the Company, Mr. Brocard practiced law for 17 years with the firm of Brocard & Brocard, P.A. in Marietta, Georgia, Rockville, Maryland and Washington, D. C., a law firm specializing in civil and criminal litigation. Mr. Brocard holds a BA degree from Furman University and a JD degree from the Potomac School of Law.

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

John T. Shapiro joined the Company on November 3, 1998, as Vice President, National Accounts. Mr. Shapiro served as Director of Marketing Services of Puritan/Churchill Chemical Company from August 1996, until joining the Company in November 1998. Puritan is a specialty chemical manufacturing company whose primary markets are health care, hospitality, food service, and manufacturing. From 1990 until 1996, Mr. Shapiro was Director of Marketing Development at Puritan. Mr. Shapiro holds a Bachelor of Science degree from Auburn University. He has 20 years of sales, sales management, and marketing experience.

Larry C. Cobb, a consultant who assists the Company in meeting its public filing requirements, has been providing services to the Company since May 1998. Mr. Cobb's experience includes over 25 years of financial and accounting management with private and public companies, in the manufacturing, construction, retail and service industries. Since 1994, Mr. Cobb has been an independent consultant specializing in turn-arounds, reorganizations and start-ups. Mr. Cobb received his BS degree in accounting from Mississippi State University in 1972 and a Master of Professional Accountancy degree from Georgia State University in 1978.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during 1998, the Company has complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders, except as follows: the Initial Statements of Beneficial Ownership of Securities (Form 3s) were inadvertently filed late for each of Messrs. Kenneth H. Smith, James C. Melton, Sr., James V. Warren, John P. Brocard and C. Ray Brumbeloe.

ITEM 11. EXECUTIVE COMPENSATION.

         The table below sets forth all cash and cash equivalent remuneration paid by the Company and its subsidiaries during the years ended December 31, 1998 and 1997, to each of the Company's executive officers whose compensation for 1998 exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


Name and Principal Position                          Year                 Salary        Bonus
-----------------------------------------------------------------------------------------------
Kenneth H. Smith
Chairman of the Board
President and                                        1998              $197,500        $     0
Chief Executive Officer                              1997               180,000         35,074

James C. Melton, Sr.
Director and                                         1998               127,500              0
Executive Vice President                             1997               100,000         12,421

John P. Brocard
Senior Vice President and                            1998               110,000              0
General Counsel                                      1997                37,500              0

COMPENSATION OF DIRECTORS

Directors of the Company are reimbursed for travel expenses incurred in serving on the board of directors. Directors do not receive any compensation for attendance at meetings of the board of directors.

STOCK OPTION PLANS

The Company's Employee Incentive Stock Option Plan of 1990 and 1996 (the "Plans") were adopted by the Board of Directors and approved by the Company's stockholders on June 8, 1990 and July 25, 1996, respectively. The purpose of the Plans is to attract and retain qualified personnel. The Plans provide that the aggregate fair market value of the shares of common stock for which any participant may be granted incentive stock options in any calendar year shall not exceed $100,000 plus any "unused limited carryover" as determined under
Section 422A(c) of the Internal Revenue Code of 1954, as amended. No options may be granted under the Plans after October 5, 1999 and April 29, 2006, respectively.

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

During the years ended December 31, 1998, 1997 and 1996, no options were issued under these qualified plans.

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

During the year ended December 31, 1998, no options were issued or exercised under the terms of the previously referenced option plans.

BONUS PLAN

On July 14, 1989, the Company's Board of Directors adopted a bonus plan that sets aside 1%, 2%, and 3% of sales as long as the Company maintains a pre-tax income of 10%, 15%, and 20% of sales, respectively. The performance standards will be based on quarterly operating periods. Bonuses are accrued quarterly and allocated as of the end of each calendar year. No employees have vested rights in the bonus plan. The Board of Directors of the Company acts as a committee to determine who participates and the actual amount of the individual bonuses. No bonuses were paid during 1998, 1997 or 1996 under this plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 29, 1999 with respect to the beneficial ownership of the Company's common stock, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of common stock, (ii) each Named Executive Officer and (iii) each director and executive officer of the Company, and (iv) the directors and executive officers of the Company as a group.

                                         Shares of
                                        Common Stock                     Percentage of
 Beneficial Owner                   Beneficially Owned (1)             Outstanding Shares
------------------                  ----------------------             ------------------
C. Gregory Earls                         19,061,273 (2)                      45.9%
       Chairman, President and
       Chief Executive Officer
John P. Brocard                              35,000                              *
       Executive Vice President
       and General Counsel
James. V. Warren (3)                      6,000,000                          20.8%
James C. Melton, Sr. (4)                     87,000                              *

All Officers and Directors as a
Group (2 individuals)                    19,096,273                          46.0%

*  Less than 1%

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares, or has the right to within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act. The percentages are based upon shares outstanding, except in the case of Mr. Earls, for which the number of outstanding shares includes those shares which Mr. Earls has the right to acquire, as described in note number 2 below.
(2) These shares are beneficially owned by USV Partners, LLC ("USV"). Of the amount shown, 12,195,122 shares represent shares issuable to USV Partners, LLC ("USV") upon conversion of the 500,000 shares of convertible preferred stock which USV has the right and obligation to purchase pursuant to that certain Investment Agreement entered into between USV and the Company. Additionally, of the amount shown, 500,000 shares represent shares issuable to USV upon exercise of the 500,000 warrants which USV has the right and obligation to purchase pursuant to that certain Investment Agreement entered into between USV and the Company. Mr. Earls is the sole member of USV Management, LLC, the manager of USV.
(3) Mr. Warren's address is c/o The Spear Group, 6525 The Corners Parkway, Suite 300, Atlanta, Georgia, 30092. Effective March 30, 1998, Mr. Warren resigned from the Company's Board of Directors.

(4) Mr. Melton resigned as Executive Vice President and as a director of the Company on February 15, 1999.



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

During the period from January 1, 1998 through February 11, 1999, Mr. Smith, the Chairman, President and Chief Executive Officer of the Company, had outstanding a personal loan payable to the Company in the amount of approximately $385,000. On December 17,1998, he repaid this personal loan. During this period Mr. Smith also had outstanding certain personal loans from TMD. The greatest aggregate amount of principal and interest due on these loans during such period was $1,080,000. On February 11, 1999, Mr. Smith resigned as President and Chief Executive Officer of and as a director of the Company and purchased all of the Company's interest in GWP and TMD. The purchase price for GWP and TMD, as agreed to between the Company and Mr. Smith, was equal to the aggregate investment by the Company in GWP and TMD, plus certain expenses of the Company related thereto, as finally determined in conjunction with the audit of the Company's financial statements. As payment of this purchase price, Mr. Smith tendered to the Company approximately $875,000 and executed a promissory note in favor of the Company of approximately $1.2 million, secured by his shares of the capital stock of the Company and of TMD. The promissory note is subject to adjustment (increase or decrease) for actual investments (plus expenses) of the Company in TMD upon completion of the audit of the Company's financial statements. This transaction is described in more detail under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.


(a) List of financial statements, financial statement schedules and exhibits.


         Report of Independent Certified Public Accountants
         Report of Independent Accountants
         Consolidated Balance Sheets, December 31, 1998 and 1997
         Consolidated Statements of Operations, Years Ended December 31, 1998,
           1997 and 1996
         Consolidated Statements of Changes in Stockholders' Equity (Capital
           Deficit), Years Ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows, Years Ended December 31, 1998,
           1997 and 1996 Notes to Consolidated Financial Statements
         Report of Independent Certified Public Accountants on Schedule II -
           Valuation and Qualifying Accounts, Years Ended December 31, 1998, 1997, and 1996
         Report of Independent Accountants on Schedule II - Valuation and
           Qualifying Accounts, Years Ended December 31, 1998, 1997 and 1996
         Schedule II - Valuation and Qualifying accounts, Years Ended
           December 31, 1998, 1997 and 1996

(b)      Reports on Form 8-K

         On October 20, 1998, the Company filed a report on form 8-K describing its purchase of a 51% interest in TMD.

         On February 26, 1999, the Company filed a report on form 8-K describing the sale of its 51% interest in TMD.

(c)      Exhibits:

         The exhibits required by Item 601 of Regulation SKB are filed herewith. (See Index of Exhibits)

(d)      Financial Statement Schedules:

         The Financial Statement Schedules required by Regulation SX are filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 1999.

                                        U.S. TECHNOLOGIES INC.




                                        By: /s/ C. Gregory Earls
                                           ---------------------------
                                            C. Gregory Earls
                                            President & CEO



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                                               Title                           Date
/s/ C. Gregory Earls                                 President & CEO              April 14, 1999
--------------------                      Chairman of the Board of Directors      --------------
C. Gregory Earls                          Acting Principal Accounting Officer

/s/ John P. Brocard                             Executive Vice President          April 14, 1999
--------------------                                General Counsel               --------------
John P. Brocard

                             U.S. TECHNOLOGIES INC.

                                    CONTENTS




                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                        F-2
                  REPORT OF INDEPENDENT ACCOUNTANTS                                                         F-3

                  CONSOLIDATED FINANCIAL STATEMENTS

                      Balance sheets                                                                        F-4

                      Statements of operations                                                              F-5

                      Statements of changes in stockholders' equity (capital deficit)                       F-6

                      Statements of cash flows                                                              F-7

                      Notes to financial statements                                                         F-8

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                        F-28
                  REPORT OF INDEPENDENT ACCOUNTANTS                                                         F-29

                  SCHEDULE II - Valuation and Qualifying Accounts                                           F-30

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of
 U.S. Technologies Inc.
Marietta, Georgia

We have audited the accompanying consolidated balance sheets of U.S. Technologies Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (capital deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Technologies Inc. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                     BDO Seidman, LLP


Atlanta, Georgia
March 12, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
U.S. Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1996 of U.S. Technologies Inc. and Subsidiaries "the Company". These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 1996 of U.S. Technologies Inc.
and Subsidiaries, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered significant losses from operations during the year ended December 31, 1996, that raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to this are also described in Note 2. The financial statements do not include any adjustments that might result from this uncertainty.



                                      BROWN GRAHAM AND COMPANY P.C.

Georgetown, Texas
April 8, 1997

                             U.S. Technologies Inc.

                          Consolidated Balance Sheets


December 31,                                                                             1998                1997
----------------------------------------------------------------------               ------------        ------------
ASSETS

CURRENT
   Cash                                                                              $    110,140        $        489
   Trade accounts receivable, net of reserves
     of $140,000 and $18,000                                                              572,975             341,327
   Inventory, net                                                                         585,855              74,933
   Prepaid expenses                                                                        29,831               4,244
                                                                                     ------------        ------------

Total current assets                                                                    1,298,801             420,993
                                                                                     ------------        ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                   499,749             137,024
                                                                                     ------------        ------------

OTHER ASSETS
   Net investment in and advances to subsidiary to be sold                                524,558                  --
   Other assets                                                                            44,425              15,420
                                                                                     ------------        ------------

Total other assets                                                                        568,983              15,420
                                                                                     ------------        ------------

Total assets                                                                         $  2,367,533        $    573,437
                                                                                     ============        ============


CURRENT LIABILITIES
   Accounts payable                                                                  $    844,173        $    376,831
   Accrued expenses                                                                       751,406             858,001
   Current portion of long-term debt and capital lease obligation                          16,050              35,753
                                                                                     ------------        ------------

Total current liabilities                                                               1,611,629           1,270,585
                                                                                     ------------        ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION,
   less current portion                                                                    31,862              19,068
                                                                                     ------------        ------------

Total liabilities                                                                       1,643,491           1,289,653
                                                                                     ------------        ------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
   Series A convertible preferred stock;
     $0.02 par value; 10,000,000 shares
     authorized; 5,000,000 subscribed, none
     issued or outstanding                                                              3,648,682                  --
   Common stock; $0.02 par value; 40,000,000 shares
     authorized; 29,195,278 and 28,632,063 shares
     issued; and 28,795,278 and 28,632,063 outstanding                                    583,906             572,642
   Additional paid-in capital                                                          12,605,029          12,392,016
   Accumulated deficit                                                                (15,735,686)        (13,170,977)
   Stock receivable                                                                      (150,205)           (150,205)
   Note receivable, stockholder                                                                --            (359,692)
   Treasury stock, at cost                                                               (227,684)                 --
                                                                                     ------------        ------------
Total stockholders' equity (capital deficit)                                              724,042            (716,216)
                                                                                     ------------        ------------
Total liabilities and capital deficit                                                $  2,367,533        $    573,437
                                                                                     ============        ============

                  See accompanying notes to consolidated financial statements.

                             U.S. Technologies Inc.

                     Consolidated Statements of Operations



Years ended December 31,                                                       1998               1997               1996
----------------------------------------------------------                 ------------       ------------       ------------
NET SALES                                                                  $  6,107,244       $  4,166,626       $  1,410,498
                                                                           ------------       ------------       ------------
OPERATING COSTS AND EXPENSES
   Cost of sales                                                              5,349,459          3,424,313          2,513,672
   Selling expense                                                              313,283             70,869            245,232
   General and administrative expense                                         2,788,104          1,118,310            961,195
   Impairment of long-lived assets                                                   --          1,408,839                 --
   Restructuring charge                                                          90,000            196,903                 --
   Other - litigation                                                                --            252,256                 --
                                                                           ------------       ------------       ------------

Total operating costs and expenses                                            8,540,846          6,471,490          3,720,099
                                                                           ------------       ------------       ------------

Loss from operations                                                         (2,433,602)        (2,304,864)        (2,309,601)
                                                                           ------------       ------------       ------------

OTHER EXPENSE (INCOME)
   Interest, net                                                                 18,782             25,191             20,277
   Other, net                                                                   112,325            (87,310)           253,134
                                                                           ------------       ------------       ------------

Total other expense (income)                                                    131,107            (62,119)           273,411
                                                                           ------------       ------------       ------------

Net loss                                                                   $ (2,564,709)      $ (2,242,745)      $ (2,583,012)
                                                                           ============       ============       ============

Basic and diluted loss per common share                                    $      (0.09)      $      (0.08)      $      (0.14)
                                                                           ============       ============       ============

Weighted average common shares outstanding                                   28,996,607         26,793,999         18,555,439
                                                                           ============       ============       ============

         See accompanying notes to consolidated financial statements

                             U.S. Technologies Inc.

  Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)


                                               Shares
                                 ---------------------------------                                      Preferred    Additional
                                        Common            Treasury     Common            Treasury         Stock       Paid-In
                                        Stock             Stock         Stock              Stock         Issuable     Capital
                                        -----             -----         -----              -----         --------     -------
BALANCE, January 1, 1996                15,875,963           --      $ 317,520        $      --       $        --     $ 9,887,485

   Stock issued for new product          3,536,000           --         70,720               --                --         481,780

   Stock issued to retire debt           1,845,300           --         36,906               --                --         534,331

   Stock options exercised                 600,000           --         12,000               --                --          78,000

   Debt contributed to capital                  --           --             --               --                --         748,215

   Net loss                                     --           --             --               --                --              --
                                      ------------    ---------      ---------        ---------       -----------     -----------

BALANCE, December 31, 1996              21,857,263           --        437,146               --                --      11,729,811

   Stock issued, change in               5,507,130           --        110,143               --                --         516,431
     control

   Note receivable - stockholder                --           --             --               --                --              --

   Stock options exercised                  50,000           --          1,000               --                --          11,500

   Stock issued to retire debt             583,800           --         11,676               --                --         134,274

   Stock receivable                        633,870           --         12,677               --                --              --

   Accrued interest on note
     receivable - stockholder                   --           --             --               --                --              --

   Net loss                                     --           --             --               --                --              --
                                      ------------    ---------      ---------        ---------       -----------     -----------

BALANCE, December 31, 1997              28,632,063           --        572,642               --                --      12,392,016

   Stock issued to retire debt             563,215           --         11,264               --                --         213,013

   Purchase of treasury shares                  --     (400,000)            --         (227,684)               --              --

   Preferred stock issuable                     --           --             --               --         3,648,682              --

   Advance to stockholder                       --           --             --               --                --              --

   Accrued interest on note
     receivable - stockholder                   --           --             --               --                --              --

   Transfer to subsidiary to be                 --           --             --               --                --              --
     sold

   Net loss                                     --           --             --               --                --              --
                                      ------------    ---------      ---------        ---------       -----------     -----------

BALANCE, December 31, 1998              29,195,278     (400,000)     $ 583,906        $(227,684)      $ 3,648,682     $12,605,029
                                      ============    =========      =========        =========       ===========     ===========


                                                        Note
                                     Accumulated     Receivable      Stock
                                       Deficit       Stockholder   Receivable         Total
                                       -------       -----------   ----------         -----


BALANCE, January 1, 1996              $ (8,345,220)   $      --      $      --      $ 1,859,785

   Stock issued for new product                 --           --             --          552,500

   Stock issued to retire debt                  --           --       (150,205)         421,032

   Stock options exercised                      --           --             --           90,000

   Debt contributed to capital                  --           --             --          748,215

   Net loss                             (2,583,012)          --             --       (2,583,012)
                                      ------------    ---------      ---------      -----------

BALANCE, December 31, 1996             (10,928,232)          --       (150,205)       1,088,520

   Stock issued, change in                      --           --             --          626,574
     control

   Note receivable - stockholder                --     (270,000)            --         (270,000)

   Stock options exercised                      --           --             --           12,500

   Stock issued to retire debt                  --           --             --          145,950

   Stock receivable                             --      (63,387)            --          (50,710)

   Accrued interest on note
     receivable - stockholder                   --      (26,305)            --          (26,305)

   Net loss                             (2,242,745)          --             --       (2,242,745)
                                      ------------    ---------      ---------      -----------

BALANCE, December 31, 1997             (13,170,977)    (359,692)      (150,205)        (716,216)

   Stock issued to retire debt                  --           --             --          224,277

   Purchase of treasury shares                  --           --             --         (227,684)

   Preferred stock issuable                     --           --             --        3,648,682

   Advance to stockholder                       --     (151,212)            --         (151,212)

   Accrued interest on note
     receivable - stockholder                   --      (25,502)            --          (25,502)

   Transfer to subsidiary to be                 --      536,406             --          536,406
     sold

   Net loss                             (2,564,709)          --             --       (2,564,709)
                                      ------------    ---------      ---------      -----------

BALANCE, December 31, 1998            $(15,735,686) $        --      $(150,205)     $   724,042
                                      ============    =========      =========      ===========



See accompanying notes to consolidated financial statements.

                             U.S. Technologies Inc.

                     Consolidated Statements of Cash Flows


Years ended December 31,                                                        1998               1997              1996
----------------------------------------------------------               -----------------  ------------------  -------------
OPERATING ACTIVITIES
   Net loss                                                                $ (2,564,709)      $ (2,242,745)      $ (2,583,012)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Net loss from activities of subsidiary to be sold                        972,892                 --                 --
       Depreciation and amortization                                             68,573            179,194            473,927
       Loss (Gain) on disposal of assets                                       (118,000)                --            265,000
       Impairment of long-lived assets                                               --          1,408,839                 --
       Restructuring costs                                                       90,000                 --                 --
       Inventory valuation allowance                                                 --            306,888            290,000
       Provision for bad debts                                                  122,000             18,000             90,953
       Changes in assets and liabilities,
         net of effects of acquisition
         Receivables                                                           (353,648)          (120,680)           (70,963)
         Inventory                                                             (510,922)            90,406            157,743
         Prepaid expenses                                                       (25,587)            (3,971)             5,749
         Other assets                                                           (29,005)           (10,903)              (340)
         Accounts payable                                                       467,342           (238,363)           551,546
         Accrued expenses                                                      (222,097)            53,033            341,043
                                                                           ------------       ------------       ------------

Net cash used in operating activities                                        (2,103,161)          (560,302)          (478,354)
                                                                           ------------       ------------       ------------

INVESTING ACTIVITIES
   Net cash paid for acquisition                                               (730,000)                --                 --
   Net proceeds from disposal of assets                                         118,000                 --                 --
   Purchase of equipment                                                       (431,298)           (58,942)                --
   Proceeds from collection of notes and
     other receivables                                                          385,194                 --                 --
   Advances, net of deficit in operating results of
    subsidiary to be sold                                                      (767,450)                --                 --
                                                                           ------------       ------------       ------------

Net cash used in investing activities                                        (1,425,554)           (58,942)                --
                                                                           ------------       ------------       ------------

FINANCING ACTIVITIES
   Proceeds from convertible preferred
     stock issuable                                                           3,648,682                 --                 --
   Issuance of common stock                                                          --            588,364             90,000
   Principal payments on notes payable                                           (6,909)            (6,179)           (15,000)
   Proceeds from issuance of convertible debentures                             224,277                 --                 --
   Proceeds from issuance of long-term debt                                          --             36,000            379,042
   Purchase of treasury stock                                                  (227,684)                --                 --
                                                                           ------------       ------------       ------------

Net cash provided by financing activities                                     3,638,366            618,185            454,042
                                                                           ------------       ------------       ------------

Increase (decrease) in cash                                                     109,651             (1,059)           (24,312)

CASH, beginning of period                                                           489              1,548             25,860
                                                                           ------------       ------------       ------------

CASH, end of period                                                        $    110,140       $        489       $      1,548
                                                                           ============       ============       ============

                   See accompanying notes to consolidated financial statements.

                             U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization  and Basis of Presentation

U.S. Technologies Inc. (the "Company") performs labor and service intensive "outsourcing" work for Fortune 1000 and other select companies. Currently, the work is performed by inmates in detention facilities located in Texas, California and Utah under the guidelines of a 1979 Federal Government Program known as the Prison Industry Enhancement program ("PIE"). The Company performs electronic and furniture assembly, manufacturing, enhancement, rework, packaging and sorting of products, as well as operates an inbound/outbound call center.

The Company operates in privatized prisons under an exclusive agreement with Wackenhut Corrections Corporation ("WCC"), a leading developer and manager of privatized correctional and detention facilities in the United States, Canada, the United Kingdom and Australia. The agreement with the WCC also permits the Company to contract with state and federally operated facilities. WCC is the second largest manager of privatized correctional facilities in the United States. Currently WCC manages 35 detention facilities in the United States and has begun construction on new industry buildings at certain of its sites for use by the Company. WCC does not have an ownership interest in the Company.

The Company's wholly-owned subsidiaries include Labor-to-Industry Inc. ("LTI"), Service-to-Industry Inc. ("STI"), GWP Inc. ("GWP") and Newdat Inc. ("Newdat"). LTI produces labor intensive tangible products and STI is a service provider operating an inbound/outbound call center. GWP is a holding company for a 51% interest in Technology Manufacturing and Design, Inc. ("TMD"). TMD is a "free-world" (i.e., non-prison) contract manufacturer of electronic circuit boards. Newdat is also a holding company for an 80% interest in SensonCorp Limited ("Senson"). Both Newdat and Senson were inactive for all years presented.

LTI operations included electronics-related assembly for all years presented, furniture-related assembly commencing September 1998, and cut-and-sew operations commencing May 1998. The cut-and-sew operations were discontinued in February 1999. STI operated the call center from June 1998 and temporarily suspended operations in January 1999. GWP and the 51% interest in TMD were acquired effective October 5, 1998. On February 12, 1999, GWP and its interest in TMD were sold to the former president of the Company as part of a severance agreement with Mr. Kenneth H. Smith, the former president (Notes 2, 3 and 18).

The consolidated statements of operations, cash flows and changes in stockholders' equity include the accounts of the Company and its subsidiaries, including GWP and TMD, subsidiaries held for sale. Since GWP and TMD were sold subsequent to year-end, the net assets are recorded in the accompanying balance sheet as "Net investment in and advances to subsidiary to be sold." All material intercompany accounts and transactions are eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less from the date of purchase to be cash equivalents.

                             U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

Inventories

Inventories are stated at the lower of cost, determined by the average cost method, or market.

Asset Impairment

Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective for years beginning after December 15, 1995, requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. The Company periodically assesses whether there has been a permanent impairment of its long-lived assets, in accordance with SFAS No. 121. A write-down of assets due to impairment was required for the year-ended December 31, 1997, in the amount of approximately $1.4 million (Note
4).

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


                                                             ESTIMATED LIVES
                                                             ---------------
         Equipment                                              5-7 years
         Furniture and fixtures                                  7 years
         Vehicles                                                3 years
         Leasehold Improvements                                  6 years


Other Assets

Other assets consist primarily of capitalized acquisition costs, which include fees and other expenses incurred in connection with the Company's acquisition program. As acquisitions are completed, such costs are included in the Company's total investment to be allocated appropriately.


Revenue Recognition and Accounts Receivable

Revenue is recognized when the product is shipped. An allowance for doubtful accounts is provided based on periodic review of the accounts.

Restructuring Costs

The Company records the costs of severance and lay-offs related to the Company's employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)."

                             U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

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

Earnings per Share

The Company has adopted the provisions of SFAS No. 128, Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and warrants. For all periods presented diluted earnings per share have not been presented because the impact of the assumed exercise of stock options and warrants would have been anti-dilutive. The impact of the assumed exercise may have a dilutive effect in the future.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates for many reasons including risks and uncertainties. Potential risks and uncertainties include such factors as the financial strength of the electronics manufacturing industry, sales in the electronics manufacturing industry, competition and the success of the Company's planned expansion into the call center and other manufacturing industries. The Company also estimates that the value of assets pledged to the Company to support the Company's guarantees of TMD are sufficient to minimize any exposure to significant losses that the Company may incur because of TMD (Note 17).

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values.

                             U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements


New Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000, to affect its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

                             U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

2.       FUTURE OPERATIONS

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant losses during each of the three years in the period ended December 31, 1998, and had working capital deficiencies at December 31, 1998 and 1997.

In January 1997, as part of the transaction through which control of the Company passed to the new management team, the Company received a significant infusion of equity capital of approximately $536,000. This capital infusion was used to finance the significant expansion of the Company's operations. The new management team took immediate steps to cut costs and improve production management, product quality and customer service. All the steps resulted in an immediate increase in revenues with existing customers and opportunities to serve new customers. These steps also resulted in the recognition of a restructuring charge to recognize the cost of severance and lay-off of excess personnel of approximately $197,000.

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

In 1998, further steps were taken to turn around the negative financial results of the Company. These steps included raising capital from an issuance of convertible debentures, entering into a $5 million preferred stock investment agreement with U.S. Viewing Corporation ("USVC") and cost reductions from termination of certain executive, management and inmate personnel. The Company also identified Affordable Interior Systems ("AIS") as a highly-profitable acquisition candidate and aggressively pursued and obtained various potential financing opportunities. The non-binding letter of intent to acquire AIS includes a purchase price of approximately $14.7 million with a note payable to the seller of up to $3.8 million. The acquisition will likely close in April 1999. Financing for the remainder of the purchase price is expected to be provided through an asset-based lender and/or a private placement of debt or equity securities.

Additional steps taken in 1999 included closing one unprofitable division temporarily and another unprofitable division indefinitely, and resignations of Mr. Kenneth H. Smith, chairman of the board of directors, president and chief executive officer, and Mr. James C. Melton, Sr., member of the board of directors and executive vice president.

The Company acquired TMD during 1998. TMD was initially expected to complement the Company's existing business operations. However, TMD continued to generate significant operating losses and was sold subsequent to year-end to Mr. Smith in conjunction with his severance agreement.

The Company has temporarily filled the vacancies left by Mr. Smith's resignation with Mr. C. Gregory Earls. Mr. Earls is a substantial investor in the Company and a member of the board of directors. Mr. Earls is also president and a director of USVC. Through USVC, Mr. Earls has successfully helped the Company gain access to investment capital and has committed to generate

                             U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

additional capital for the Company as necessary.

Finally, management believes that if it became necessary for a significant cash infusion to fund its operations, the Company could factor its accounts receivable which are primarily with Fortune 1000 companies. Also, all of the Company's assets, including inventory and fixed assets, are unencumbered and could be used as collateral, if needed. Management believes that these cash infusion measures could raise up to $500,000, depending upon the underlying value of the assets.

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

3.       BUSINESS COMBINATION

As described in Note 1, the Company acquired a 51% interest in TMD for $730,000 in October 1998 and subsequently sold GWP and the 51% interest in TMD back to Mr. Smith in February 1999. The acquisition of TMD was accounted for as a purchase with TMD issuing new common and preferred stock to GWP. The subsequent sale also included the sale of GWP.

The following table summarize the fair values of the assets acquired and liabilities assumed in connection with the acquisition:

Current assets                                                                             $ 1,237,312
Property and equipment                                                                       2,096,196
Net assets held for sale                                                                       275,000
Other assets, including goodwill                                                             2,482,466
Current liabilities                                                                         (2,709,148)
Other liabilities                                                                           (2,651,826)
                                                                                           -----------
                                                                                           $   730,000
                                                                                           ===========

Net assets held for sale represent a circuit board design operation of TMD, sold in December 1998. Net operating results of the circuit board design operation were not significant.

In conjunction with the acquisition, the Company guaranteed the future purchase of the 49% minority interest of TMD. The purchase price of the minority interest is based on a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"), to be completed between October 2000 and October 2001. The Company also subsequently guaranteed a credit facility for TMD of up to $2.5 million.

The accompanying statement of operations include net sales of approximately $2,119,000, net loss of approximately $973,000 and net loss per share of $0.03 attributed to TMD. However, because of the sale of TMD subsequent to year-end, unaudited pro forma results of operations for the years ended 1998 and 1997 are not considered meaningful and have not been presented.

                             U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

The net liabilities of GWP and its interest in TMD, and the Company's net investment in and advances to GWP, TMD and Mr. Smith at December 31, 1998, are summarized as follows:


Current assets                                                                             $ 1,572,243
Property and equipment                                                                       1,848,503
Other assets, including goodwill                                                             2,734,750
Current liabilities                                                                         (4,357,782)
Notes payable                                                                               (2,770,626)
                                                                                           -----------
Net liabilities                                                                               (972,912)

Investments and advances                                                                     1,497,470
                                                                                           -----------
Net investments and advances                                                               $   524,558
                                                                                           ===========


In February 1999, in conjunction with Mr. Smith's severance agreement, the Company sold GWP and its interest in TMD to Mr. Smith. The severance agreement provided that the sales price would be equal to the Company's total investment in GWP and TMD. The parties' initial estimate of the purchase price of approximately $2.1 million was paid by Mr. Smith though a cash payment of approximately $875,000 and a personal promissory note in the amount of approximately $1.2 million.

The Company continues to be subject to the guarantee of certain of TMD's liabilities, aggregating approximately $1,229,000 at December 31, 1998, and the future purchase of the 49% minority interest in TMD. However, in conjunction with the sale, the Company obtained a pledge of 3 million shares of Common Stock from Mr. Smith, a pledge from GWP of its 51% interest in TMD and Mr. Smith's personal guarantee.


4.       IMPAIRMENT AND RESTRUCTURING CHANGE

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

During 1997, management also evaluated personnel requirements in light of the current level and mix of operating revenues. The evaluation resulted in management, sales and administrative personnel being reduced from 16 to three, and the number of inmate employees being reduced from approximately 125 to approximately 75. Effective April 1, 1997, the Company recorded a restructuring charge in the amount of $196,903 to record the costs of severance and lay-off of excess personnel. The restructuring was completed as of June 30, 1997, with none of the amounts accrued remaining outstanding as of December 31, 1997.

During 1998, the Company hired four management-level personnel to generate and manage anticipated growth. Effective December 28, 1998, in light of actual operations, three of these management-level personnel were terminated in addition to one executive level officer. Total

                             U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

severance to be paid to these individuals was approximately $49,000 plus an additional $41,000 in expenses, which was recorded and accrued as restructuring charges as of their termination date.

As described in Notes 2 and 18, Messrs. Smith and Melton resigned effective February 12, 1999, and February 15, 1999, respectively. Total severance and other costs related to their resignations of approximately $231,000 which will be recognized by the Company in the first quarter of 1999.

5.       INVENTORIES

At December 31, inventories consisted of the following:


                                                                           1998                1997
                                                                       ------------        ------------
         Raw material                                                  $    511,766        $    893,848
         Work in progress                                                   239,243              15,085
         Finished goods                                                      60,846                  --
                                                                       ------------        ------------
                                                                            811,855             908,933
         Reserve for obsolescence                                           226,000             834,000
                                                                       ------------        ------------

                                                                       $    585,855        $     74,933
                                                                       ============        ============

The Company provided a reserve for obsolete raw materials which was charged to operations of $0, $306,888 and $290,000, during the years ended December 31, 1998, 1997 and 1996, respectively.

6.       PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:


                                                                          1998                1997
                                                                       ----------          ----------
Equipment                                                              $1,211,508          $  983,099
Furniture and fixtures                                                    335,337             170,823
Leasehold improvements                                                    161,895             123,520
                                                                       ----------          ----------
                                                                        1,708,740           1,277,442
Less accumulated depreciation                                           1,208,991           1,140,418
                                                                       ----------          ----------

                                                                       $  499,749          $  137,024
                                                                       ==========          ==========


Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $328,470, $67,116 and $90,072, respectively. Depreciation expense for the year ended December 31, 1998 includes $154,000 for TMD.

                             U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements


7.       ACCRUED EXPENSES

At December 31, accrued expenses consisted of the following:


                                                                          1998                1997
                                                                       ----------          ----------
Compensation                                                           $  292,905          $  263,792
Legal and professional fees                                               279,854             518,598
Accrued restructuring cost                                                 90,000                  --
Travel                                                                     63,950               1,755
Property taxes                                                             17,111              58,174
Other                                                                       7,586              15,682
                                                                       ----------          ----------

                                                                       $  751,406          $  858,001
                                                                       ==========          ==========

8.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

Long-term debt and capital lease obligation consisted of the following at December 31:


                                                                          1998                1997
                                                                       ----------          ----------

Capital lease obligation, with monthly payments
   of $778 through July, 2002 and
   imputed interest of 9%                                              $   28,834          $       --

5% unsecured note payable; due July 27, 2000                               19,078              29,821

12% unsecured note paid in 1998                                                --              25,000
                                                                       ----------          ----------

Total                                                                  $   47,912          $   54,821
                                                                       ==========          ==========

Current maturities of long-term debt and capital lease obligation are as follows:


                                                                                             Capital
                      December 31,                                       Notes               Leases
                                                                       ----------          ----------
                         1999                                          $   10,027          $    9,336
                         2000                                               9,051               9,336
                         2001                                                  --               9,336
                         2002                                                  --               5,446
                         Subtotal                                      ----------          ----------
                         Less amounts representing interest                19,078              33,454
                                                                               --               4,620
                                                                       ----------          ----------

                                                                       $   19,078          $   28,834
                                                                       ==========          ==========


During 1998, the Company converted $224,277 in aggregate principal of 4% convertible subordinated debentures into 563,000 shares of the Company's stock.

                             U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

9.       LEASES

Effective October 15, 1996, and during all of 1997, the Company operated under a verbal lease and work program agreement with WCC, The Texas Department of Criminal Justice, Division of Pardons and Paroles ("TDCJ") and the City of Lockhart, Texas, for its LTI operations to lease approximately 27,800 square feet of manufacturing and office space. In 1998, WCC and the Company executed a written agreement effective through January 31, 2001, which will include an automatic three-year extension. The agreement provides for annual rental rates of $1 per year for the primary term and the three-year extension. The Company executed a similar agreement with WCC and the California Department of Corrections for its MacFarland, California facility and the State of Utah, Department of Corrections, Division of Correctional Industries for its Draper, Utah facility. The MacFarland agreement commenced on June 1, 1998 and provides for 600 square feet with annual rentals of $1 per year through March 2001. The Draper agreement commenced in June 1998 and provides for 5000 square feet with annual rentals of $1 per year with renewal options through June 2004.

The Company entered into a an agreement with the State of California, acting by and through its Director of General Services, with the approval of the Department of Corrections, to lease space in the Chuckawalla Valley State Prison (CVSP) located in Blythe, California. The lease provides for approximately 20,300 square feet of warehouse space, and approximately 16,000 square feet of space for a total of 36,300 square feet, located within the boundaries of CVSP. The lease commenced on September 1, 1998 and terminates on August 31, 2003, with monthly payments of $726.

The Company leases approximately 3,000 square feet for its executive offices in Marietta, Georgia, under a three-year operating lease expiring September 30, 2000. Monthly rentals under this lease are $4,287. The Company is obligated under several operating leases for vehicles and office equipment.

Future minimum rentals due under operating leases are as follows:


           Year                                    Amount
           ----                                    ------
          1999                                  $ 109,420
          2000                                     82,279
          2001                                     20,701
          2002                                     20,701
          2003                                     16,798
                                                ---------
                                                $ 249,899


Rental expense for the years ended December 31, 1998 and 1997 and 1996 were $109,204, $62,308 and $27,648, respectively.


10.      INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                            U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

Significant components of the Company's deferred tax assets at December 31, 1998 and 1997 are as follows:


                                                                            1998                1997
                                                                       ------------        ------------
Deferred tax assets
   Current assets and liabilities                                      $    190,000        $    246,000
   Net operating loss carryforwards                                       4,218,000           3,474,000
Valuation allowance                                                      (4,408,000)         (3,720,000)
                                                                       ------------        ------------
                                                                                --                   --
                                                                       ============        ============

At December 31, 1998, the Company has net operating loss carryforwards of approximately $10,491,000 for federal income tax purposes that expire in years 2004 through 2012. The Company's utilization of losses prior to 1997 to offset future taxable income is limited to approximately $574,000 per year as a result of a change in control of the Company, in accordance with Internal Revenue Code
Section 382. Utilization of the losses and other deferred tax assets may be further limited by alternative minimum tax provisions.

The reconciliation of income tax computed at the United States federal statutory tax rate (34 percent) to income tax benefit is as follows:


                                                                           1998                1997
                                                                       ------------        ------------
Benefit at United States statutory rate                                $   (872,000)       $   (763,000)
State tax benefit                                                           154,000             135,000
Non-deductible expenses                                                      30,000             214,000
Change in deferred tax asset
   valuation allowance                                                      688,000             414,000
                                                                       ------------        ------------
                                                                                 --                  --
                                                                       ============        ============

11.      STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Common Stock and Earnings Per Share

The Company had 40,000,000 authorized shares of $0.02 par value common stock and 10,000,000 authorized shares of $0.02 par value preferred stock at December 31, 1998. Shares of common stock issued and outstanding were 29,195,278 and 28,632,063, respectively, at December 31, 1998. The following table reconciles the number of shares shown as outstanding on the balance sheets with the weighted-average shares used for computing earnings per share ("EPS") for the years ended December 31:


                                                                           1998                1997
                                                                       ------------        ------------

Common shares outstanding at December 31,                                29,195,278          28,632,063
Effect of using weighted-average common shares outstanding
                                                                           (198,671)         (1,838,064)
                                                                       ------------        ------------
Shares used in computing earnings per share                              28,996,607          26,793,999
                                                                       ============        ============


                            U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

Diluted EPS have not been presented due to stock options and warrants which comprised common stock equivalents totalling 267,400, 267,400 and 0 for the years ended December 31, 1998, 1997 and 1996, respectively, being anti-dilutive.

During 1996, the Company issued 3,536,000 shares of its commons stock, representing $552,500 for a new technology. As described in Note 3, the unamortized balance of this technology has been written-off an impairment charge in 1997.

During 1996, the Company issued 1,845,300 shares of common stock to retire outstanding notes payable of $571,237 to Carlton Technologies Ltd. At the time the stock was issued to Carlton Technologies Ltd., only $421,032 of notes payable was due; therefore a receivable of $150,205 has been recorded as a reduction of stockholders' equity.

Effective January 1, 1997, a group of individuals entered into an agreement with the then majority owners of the Company to acquire control of the Company. The individuals were principally Mr. Smith and Mr. James V. Warren. Mr. Smith served as the Company's Chairman of the Board of Directors, Present and Chief Executive Officer (CEO). As a part of the agreement, certain accounts receivable, accrued expenses and notes payable arising from companies controlled by former majority owners, Tintagel, Ltd., Laura Investments, Ltd., and Laura Technologies, Ltd., in the amount of $748,215 were contributed to additional paid-in capital effective December 31, 1996. In 1997, in connection with the foregoing acquisition, the Company issued 6,000,000 shares of the Company's common stock in exchange for $536,613 and a note in the principal amount of $63,387 from Mr. Smith. The note receivable from Mr. Smith has been recorded as a reduction in stockholders' equity. In addition, the investor group let by Mr. Smith and Mr. Warren acquired an additional 9,169,000 shares of the Company's common stock from companies owned or controlled by Tintagel, Ltd., and Komen Holdings Pty, Ltd., another affiliate of the former majority owners.

During 1997, the Company converted $119,000 in aggregate principal of certain notes payable plus accrued interest of $26,950 into 583,800 shares of the Company's common stock. Also during 1997, the Company issued 87,000 shares of the Company's common stock to Mr. Melton, and 54,000 shares of the Company's common stock to Mr. C. Ray Brumbeloe, a former officer of the Company, at the current market price.

During 1998, the Company converted $224,277 in aggregate principal of 4% convertible subordinated debentures into 563,000 shares of the Company's stock.

Warrants

In conjunction with issuance of $275,000 convertible debentures in January 1998, the Company granted the placement agent warrants to acquire 275,000 shares of Common Stock for $1.00. The warrants are exercisable for five years. All of the warrants remain outstanding.

Convertible Preferred Stock

In July 1998, the Company entered into an investment agreement to issue 500,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") and a warrant to purchase 500,000 shares of the Company's common stock. The aggregate purchase of the Preferred Stock and warrant is $5 million. The investor group contributed $3.7 million through December 31, 1998, and contributed approximately $600,000 more in 1999, for an aggregate of approximately $4.3 million as of March 12, 1999. The remaining balance is expected to be contributed during 1999, at which point, the Company will issue the Preferred Stock and warrants. The aggregate net proceeds, estimated to be approximately $4.9 million, will be used primarily for corporate purposes and working capital. The determination of any accretive dividend to be recorded resulting from an issuance of the preferred stock at a discount will be made on the date the Preferred Stock is issued.

The Preferred Stock has a dividend rate of nine percent, payable annually on April 1, beginning in 1999. The dividend, at the discretion of the Board of Directors of the Company, may be in cash,

                            U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

Preferred Stock having an aggregate stated value equal to the amount of the dividend or Common Stock having a fair value, as defined, equal to the rate of the dividend. The dividend rate will increase to 11% upon certain "triggering events", as defined, which are generally events of default. Shares of the Preferred Stock are convertible into shares of Common Stock from January 12, 1999 through January 12, 2004. The shares can be converted into that number of Common Stock shares determined by dividing the stated value of $10.00 per share plus accrued and unpaid dividends, by a Conversion Price of $0.41, and multiplied by a Conversion Factor, as defined. The Conversion Factor is initially 1.00, as adjusted from time to time, so as to not dilute the number of share of Common Stock that would be received upon conversion of the Preferred Stock. The Company is required to reserve 12.2 million shares of Common Stock for conversion of the Preferred Stock.

The Company, at its option, may redeem the Preferred Stock after the daily average closing price of the Common Stock is $2.50 or greater for 20 consecutive trading days. The redemption price equals the stated value of $10 per share plus accumulated and unpaid dividends.

As long as at least 45% of the Preferred Stock that was issued remains unconverted, the holders of Preferred Stock have the right to elect at least one member, and up to one-third of the members of the board of directors. The holders of Preferred Stock are also entitled to vote together as a single class with the holders of Common Stock on certain corporate matters submitted to a vote of stockholders. The holders of Preferred Stock have one vote for each share of Common Stock that could then be acquired on conversion of their Preferred Stock.

Upon any dissolution, liquidation or winding-up of the Company, before any payments are made to any holders of Common Stock or any other class or series the Company's capital stock then outstanding, the holders of Preferred Stock are entitled to receive an amount equal to the stated value of $10.00 per share of Preferred Stock plus accrued and unpaid dividends. There is no sinking fund in respect of the Preferred Stock.

Stock Compensation Plans

Prior to 1997, the Company created three qualified and four nonqualified stock options plans that provide for the granting of incentive and nonqualified options to purchase the Company's Common Stock to selected officers, other key employees, directors and consultants. General terms provide for three-year vesting beginning one year from date of grant, with an exercise price equal to the market value of the Common Stock as of the grant date. The options expire three months after or employee's termination, or ten years from the date of grant. The qualified and nonqualified option plans have 531,600 and 290,000, shares, respectively, available for grant.

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock Based Compensation, effective for the Company beginning January 1, 1996. SFAS No. 123 defines a "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. The effects of applying SFAS No. 123 in the pro forma disclosures are not necessarily indicative of future amounts because the pro forma disclosures do not take into account the amortization of the fair value of awards prior to 1995. Additionally, the Company is expected to grant additional awards in future years.

The Company has elected to account for its stock options under the intrinsic value method

                            U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

outlined in APB No. 25. The fair value method requires use of option valuation models, such as The Black-Scholes option valuation model, to value employee stock options, upon which a compensation expense is based. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock pride volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's option that the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

In accordance with SFAS No. 123, the fair value for the Company's employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended 1996 (no options were granted during 1997 or 1998).


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


For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. The Company's pro forma information follows:


                                                        1998                    1997                     1996
                                                ----------------      ---------------------    ---------------------
Net loss
   As reported                                   $(2,564,709)             $(2,242,745)             $(2,583,012)
   Pro forma                                      (2,564,709)              (2,242,745)              (2,657,418)
Earnings per share
   As reported                                         (0.09)                   (0.08)                   (0.14)
   Pro forma                                           (0.09)                   (0.08)                   (0.14)


                            U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

A summary of stock option activity, and related information for the years 1996 and 1997 follows. (There was no activity in 1998):


                                                      Qualified Plans                     Nonqualified Plans
                                              ---------------------------------   -----------------------------------
                                                                  Weighted-                            Weighted-
                                                                   average                              average
                                                 Options       exercise price        Options         exercise price
                                              --------------   ----------------   ---------------   -----------------
Outstanding at January 1, 1996                 137,580              $ 2.34                 --          $   --
   Granted                                          --                  --            600,000            0.15
   Exercised                                        --                  --           (600,000)           0.15
   Forfeited or canceled                       (24,000)               1.57                 --
                                              --------              ------          ---------          ------
Outstanding at December 31, 1996               113,580                2.50                 --              --
   Granted                                          --                  --                 --              --
   Exercised                                   (50,000)               0.25                 --              --
   Forfeited or canceled                       (46,180)               4.27                 --              --
                                              --------              ------          ---------          ------
Outstanding at December 31, 1997
 and 1998                                       17,400              $ 0.59                 --              --
                                              ========              ======          =========          ======
Options exercisable at:
  December 31, 1996                            113,580              $ 2.50                 --              --
  December 31, 1997 and 1998                    17,400                0.59                 --              --


The weighed average fair value of options granted during 1996 was $0.15.

During 1996, the Company granted options, outside the option plans described above, to four other parties to purchase 200,000 shares of the Company's Rule 144 stock at $0.50 per share exercisable at various times through May 17, 2001. The Company also granted to a former board member the option to purchase 150,000 shares at $0.125 per share through May 25, 1999. As of December 31, 1997 and 1998, 100,000 of the $0.50 options and all of the $0.125 options remain outstanding.

The range of exercise prices of all outstanding and exercisable options at December 31, 1998, is $0.125 - $0.84375, with a weighted average exercise price of $0.30. The options have remaining contractual lives of 0.4 - 2.4 years, with a weighted average contractual life of 1.2 years.


12.      BUSINESS AND CREDIT CONCENTRATION

The Company is dependent upon certain customers for a major portion of its sales. The sales of services to IBM represented approximately 43%, 66% and 55% for the years ended December 31, 1998, 1997 and 1996, respectively. Texas Instruments accounted for approximately 7%, 19% and 8% of total sales during the for the years ended December 31, 1998, 1997 and 1996, respectively. IBM and Texas Instruments, along with other customers, High End Systems and Wyle EMG, comprised approximately 16% of net accounts receivable at December 31, 1998. The Company generally does not require collateral on its trade accounts receivable.

                            U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

During all years presented, the Company's operations were primarily in electronics manufacturing. Until such time as the Company successfully expands into the call center, furniture manufacturing, and other industries, the Company will be economically dependent on the health of the electronics manufacturing industry and the niche in which it provides products and services.

The Company is also dependent on WCC since the operations of its primary operating facility is subject to the work program agreement described in Note 8, above.


13.      RELATED PARTIES

Ms. Carolyn Meehan, wife of Mr. William Meehan, president and CEO of the Company until his resignation in January 1997, is president of Carlton Technologies Limited ("Carlton") with whom the Company had various loans during 1996. Many of these loans were retired by the issuance of the Company's common stock in exchange for the debt. At December 31, 1996, the Company had a receivable of $150,205 from the issuance of common stock in excess of debt to Carlton. This amount was reclassified as a reduction in stockholders' equity as of December 31, 1996.

As of December 31, 1997, the Company had notes and interest receivable from Mr. Smith aggregating $359,692. The notes related to the acquisition of his interest in the Company and his assumption of an amount due to the Company associated with the sale of an asset in connection with the acquisition of his interest in the Company. In effect, Mr. Smith acquired the Company's rights to an asset underlying a portion of the notes receivable. The notes are recognized as a reduction in stockholders' equity. The notes were effectively transferred to TMD during 1998.

As of December 31, 1998, the Company had notes and interest receivable from Mr. Smith aggregating approximately $536,000 in the accompanying balance sheet under the caption "Net investments in and advances to subsidiary to be sold." Subsequent to year-end, in connection with Mr. Smith's resignation and his purchase of TMD from the Company, Mr. Smith paid $875,000 to the Company and executed a three-year note for approximately $1.2 million in connection with the purchase of TMD (Notes 3 and 18).

14.      SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was approximately $11,000, $17,000 and $12,000 for 1998, 1997 and 1996, respectively. During 1998, the Company converted $275,000 of debentures and accrued interest into 563,215 shares of common stock.

                            U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements


15.      FOURTH QUARTER ADJUSTMENTS

Significant adjustments increasing the fourth quarter loss in 1998 and 1996 are indicated below. There were no significant adjustments increasing the fourth quarter loss in 1997.


                                                                            1998                1996
                                                                       ------------        ------------
Increase of allowance for doubtful accounts                            $    140,000        $     21,700
Write-down of inventory for obsolete raw materials                               --             339,372
Amortization of goodwill                                                         --              40,042
Accrued expenses                                                             90,000             130,911
                                                                       ------------        ------------

Aggregate adjustment                                                   $    230,000        $    532,025
                                                                       ============        ============

Aggregate adjustment per common share                                  $       0.01        $       0.03
                                                                       ============        ============


16.      SEGMENT INFORMATION

During 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. The Company's chief operating decision makers aggregate operating segments based on the location of the segment and whether it is prison-based or free-world. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has four reportable segments. The four reportable segments are USXX (Marietta, Georgia), LTI (Lockhart, Texas), TMD (Georgetown, Texas) and STI (Draper, Utah). USXX is the corporate office, LTI is a prison-based manufacturer of computer circuit boards, TMD is a freeworld manufacturer of computer circuit boards and STI is a prison-based inbound/outbound call center. Other segments include manufacturing of modular office furniture components and cut-and-sew operations.

The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Segment amounts disclosed are prior to any elimination entries made in the consolidation. The chief operating decision-makers evaluate performance of the segments based on operating results and EBITDA. EBITDA represents earnings before interest expense, provision (benefit) for income taxes, depreciation and amortization, restructuring and special charges. EBITDA is not a measurement in accordance with generally accepted accounting principles ("GAAP") and should not be considered an alternative to, or more meaningful than, income from operations, net income or cash flows as defined by GAAP or as a measure of profitability or liquidity. All companies do not calculate EBITDA in the same manner and, accordingly, EBITDA may not be comparable with other companies.

                            U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

Summary information by segment follows (in thousands):


1998                      USXX          LTI              TMD             STI            Other           Total
--------------------   ----------   -------------    ------------    ------------    ------------    ------------
Net sales               $    --       $3,918           $ 2,119          $   13         $   57          $ 6,107

Operating profit
  (loss)                 (1,552)         212              (660)           (262)          (172)          (2,434)

EBITDA                   (1,503)         394              (698)           (181)           (91)          (2,079)

Total assets            $ 4,386       $1,031           $   657          $  337         $  215          $ 6,626
                        =======       ======           =======          ======         ======          =======

1997                      USXX          LTI              TMD             STI            Other           Total
--------------------   ----------   -------------    ------------    ------------    ------------    ------------
Net sales               $    --       $4,167           $    --          $   --         $   --          $ 4,167

Operating profit
  (loss)                 (1,706)         152                --              --           (751)          (2,305)

EBITDA                     (578)         397                --              --             --             (181)

Total assets            $ 2,956       $  532           $    --          $   --         $   --            3,488
                        =======       ======           =======          ======         ======          =======

                                                                           1998                1997
                                                                       ------------        ------------
                                                                                (in thousands)
Assets
  Total segment assets                                                 $      6,626        $      3,488
  Eliminations                                                               (4,258)             (2,915)
                                                                       ------------        ------------

Reported total assets                                                  $      2,368        $        573
                                                                       ============        ============


The Company operated the same segments in 1996 as 1997. However, segment information for 1996 is not available.

17.      CONTINGENCIES

The Company has guaranteed certain liabilities, of up to $2.5 million, and the purchase of the minority interest in TMD, based on a multiple of earnings before interest, taxes, depreciation and amortization (Note 3). Upon the subsequent sale of TMD, the Company received, from Mr. Smith, a pledge of 3 million shares of Common Stock of the Company, the 51% interest in TMD and a personal guarantee. Concurrent with the sale, TMD filed for bankruptcy protection, thereby defaulting on the certain liabilities guaranteed by the Company, aggregating approximately $840,000 at February 12, 1999, the date of the bankruptcy filing. As a result of the bankruptcy filing, the creditor for which the Company has provided the guaranty filed a claim on February 16, 1999 against the Company for the approximate $840,000 balance owed by TMD. Management believes that TMD's assets held by the creditor as collateral exceed the liability due the creditor and the security pledges held by the Company would offset any remaining obligation to the Company.

                            U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

The Company is involved in several lawsuits related to prior management and claims against companies acquired or controlled by prior management. One of these suits claim that the Company is liable as a successor-in-interest for amounts owned by entities whose assets were acquired by the Company. The aggregate amount claimed under this lawsuit, including interest and attorney fees, is approximately $54,000. Management believes the claim is without merit, and accordingly is vigorously defending the lawsuit.

The Company is involved in two lawsuits brought by a former management employees who claim to be entitled to certain severance benefits and back pay. The aggregate amount claimed under these lawsuits, including interest and attorney fees, is approximately $360,000. Management is vigorously defending these lawsuits.

Effective April 1 1997 the Company accrued a charge in the amount of $252,256 to recognize the costs which were deemed to be "probable" under SFAS No. 5, Accounting for Contingencies, to resolve outstanding litigation. As of December 31, 1998, the remaining balance of this accrual to resolve outstanding litigation was $28,000.


18.      SUBSEQUENT EVENTS

As discussed in Notes 2 and 4, Messrs. Smith and Melton, resigned as officers and directors of the Company as of February 12, 1999 and February 15, 1999, respectively. In connection with their resignations, the Company agreed to pay an aggregate of approximately $231,000 in severance and related expenses. The severance agreements also included irrevocable proxies of all of the former officers' shares of Common Stock to a designated member of the board of directors and non-compete agreements. The non-compete agreements prohibit either of the former officers from engaging in prison-based manufacturing or services anywhere in the United States, other than prison-based manufacturing of electronics outside the state of Texas. The severance agreement for Mr. Melton also included an option to purchase up to 300,000 shares of Common Stock, with an exercise price of $0.40 per share, exercisable for three years from the date of resignation.

Mr. Smith's severance agreement also provided for the sale of GWP and the Company's 51% interest in TMD to Mr. Smith for approximately $2.1 million, representing net investments in, advances to and costs incurred on behalf of GWP, TMD and Mr. Smith through February 12, 1999. In connection with his severance Mr. Smith executed a three-year note payable to the Company for approximately $1.2 million, representing the purchase price for GWP of approximately $2.1 million less a cash payment of approximately $875,000. Interest on the note accrues at prime plus 2%, payable quarterly, with principal due in equal annual installments beginning in February 2000. The Company remains subject to its guaranty of certain of TMD's liabilities and obligations. As a result, the Company required a personal guaranty from the Mr. Smith and a pledge of his 3 million shares of Common Stock, GWP and the 51% ownership of TMD, subject to anti-dilution provisions.

Immediately upon the sale of GWP and TMD to Mr. Smith, TMD filed for bankruptcy. The bankruptcy filing caused a default on certain of TMD's liabilities guaranteed by the Company, aggregating approximately $840,000, obligating the Company to pay the liabilities on behalf of TMD. The Company has filed notice of default with Mr. Smith, enabling the Company to take possession of Mr. Smith's pledged assets. Currently, the Company is working with attorneys representing the guaranteed creditor and the former president to minimize any exposure to the Company. Management believes that the assets held by the creditor, along with the 3 million

                            U.S. Technologies Inc.

                   Notes to Consolidated Financial Statements

shares of Common Stock pledged to the Company, will minimize any loss to the Company. Furthermore, management believes that the Company's exposure to other liabilities or contingencies resulting from TMD's bankruptcy filing are minimal. However, no assurances can be provided at this time that the Company will not incur other obligations or liabilities on behalf of TMD.

As part of the restructuring plan implemented in December 1998, discussed in
Note 4, the Company temporarily suspended its prison-based inbound/outbound call center in Utah in January 1999 and closed indefinitely its prison-based cut-and-sew operations in California in February 1999. Total costs associated with the closing these operations were estimated to be $90,000, which is included in accrued expense.

As discussed in Note 11, the Company entered into an investment agreement during 1998 to issue 500,000 shares of preferred stock and a warrant to acquire 500,000 shares of Common Stock for a total of $5 million. As of March 12, 1999, the Company has received approximately $4.3 million of the estimated $4.9 million net proceeds. The remaining $600,000 is expected to be contributed by April 30, 1999, at which time the preferred stock and warrant will be issued.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of
 U.S. Technologies Inc.
Marietta, Georgia


The audits referred to in our report dated March 12, 1999, relating to the consolidated financial statements of U.S. Technologies Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.



                                           BDO Seidman, LLP

Atlanta, Georgia
March 12, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
U.S. Technologies Inc. and Subsidiaries

Our report on the consolidated financial statements of U.S. Technologies Inc. and subsidiaries is included on page F-3 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed on the index of this Form 10-K.

In our opinion the 1996 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be in them.


                                     BROWN GRAHAM AND COMPANY P.C.

Georgetown, Texas
April 8, 1997

                            U.S. TECHNOLOGIES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



Column A                                  Column B          Column C Additions         Column D      Column D
-----------------------------------     -------------   -------------------------     -----------   ------------
                                         Balance at      Charged to  Charged to                     Balance at
                                         Beginning        Cost and    Other                           End of
Classification                           of Period        Expenses    Accounts         Deductions     Period
-----------------------------------     -------------   -------------------------     -----------   ------------
1998
   Accounts receivable - bad debt
     reserve                              $ 18,000       $126,000                      $ 14,000      $140,000
   Inventory obsolescence                   34,000             --                       411,000       225,000

1997
   Accounts receivable - bad debt
    reserve                                 90,953         18,000                        90,953        18,000
   Inventory obsolescence                  585,000        306,888                        57,888       834,000

1996
   Accounts receivable - bad debt
    reserve                                 68,434         90,953                        68,434        90,453
   Inventory obsolescence                  295,000        290,000                            --       585,000


NOTE:     These valuation and qualifying accounts were deducted from the assets to which they apply.