Form 10-Q
period 1999-03-31
U S TECHNOLOGIES INC
filed 1999-05-17
CIK 810130

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 --------------


         [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999


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

                                 Yes [ ] No [X]

The number of shares outstanding of the Registrant's common stock, par value $0.02, at April 30, 1999, was 28,795,278 shares.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:

                             U.S. TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                   March 31,         December 31,
                                                                     1999                1998
                                                                 ------------       ------------
                                                                 (Unaudited)
Current assets:
    Cash                                                         $     38,048       $    110,140
    Trade accounts receivable, net of reserves of $140,000
      at March 31, 1999 and December 31, 1998                         684,321            572,975
    Inventories                                                       647,726            585,855
    Prepaid expenses                                                  107,515             29,831
                                                                 ------------       ------------
        Total current assets                                        1,477,610          1,298,801
                                                                 ------------       ------------

Property and equipment, net of accumulated depreciation of
  $1,235,733 and $1,208,991 at March 31, 1999 and
  December 31, 1998, respectively                                     479,781            499,749
                                                                 ------------       ------------

Other assets:
    Net investment in and advances to subsidiary to be sold                --            524,558
    Note receivable - sale of subsidiary                            1,387,870                 --
    Other assets                                                        9,835             44,425
                                                                 ------------       ------------
       Total other assets                                           1,397,705            568,983
                                                                 ------------       ------------

              Total assets                                       $  3,355,096       $  2,367,533
                                                                 ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                                      $  1,052,493       $    844,173
    Accrued expenses                                                  543,270            626,937
    Accrued severance expenses                                        284,833            124,469
    Current portion of long-term debt and capital leases               15,793             16,050
                                                                 ------------       ------------
        Total current liabilities                                   1,896,389          1,611,629
                                                                 ------------       ------------

Long-term debt and capital leases, less current portion                29,023             31,862
                                                                 ------------       ------------

Stockholders' equity:
     Series A convertible preferred stock (net):
       $0.02 par value; 10,000,000 shares authorized;
       5,000,000 subscribed, none issued or outstanding             4,292,011          3,648,682
     Common stock; $.02 par value; 40,000,000 shares
       authorized; 29,195,278 shares issued and 28,795,278
       shares outstanding at March 31, 1999 and
       December 31, 1998                                              583,906            583,906
     Additional paid-in capital                                    12,605,029         12,605,029
     Accumulated deficit                                          (15,673,373)       (15,735,686)
     Stock receivable                                                (150,205)          (150,205)
     Treasury stock                                                  (227,684)          (227,684)
                                                                 ------------       ------------
       Total stockholders' equity                                   1,429,684            724,042
                                                                 ------------       ------------
Total liabilities and stockholders' equity                       $  3,355,096       $  2,367,533
                                                                 ============       ============

         The accompanying notes are an integral part of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended March 31,
                                                          1999                 1998
                                                     ------------           ------------
Net Sales                                            $  1,870,284           $  1,510,563
                                                     ------------           ------------

Operating costs and expenses:
    Cost of sales                                       2,036,641                997,589
    Selling expense                                        18,389                 37,131
    General and administrative expense                    596,691                381,426
    Severance expenses                                    228,275                     --
                                                     ------------           ------------

         Total operating costs and expenses             2,879,996              1,416,146
                                                     ------------           ------------

Income (loss) from operations                          (1,009,712)                94,417

Other income (expense)
    Gain on sale of subsidiary                          1,168,994                     --
    Other                                                 (61,713)                19,753
    Interest                                              (35,256)                (2,295)
                                                     ------------           ------------


      Total other income                                1,072,025                 17,458
                                                     ------------           ------------

        Net earnings                                 $     62,313           $    111,875
                                                     ============           ============

Net earnings per common share:
  Basic                                              $       0.00           $       0.00
                                                     ============           ============
  Diluted                                            $       0.00           $       0.00
                                                     ============           ============

Shares used in per share calculation:
   Basic                                               28,795,278             28,826,286
                                                     ============           ============
   Diluted                                             29,062,678             29,093,686
                                                     ============           ============















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Three months ended March 31,
                                                                        1999                1998
                                                                    -----------           ---------
Cash flows from operating activities:
    Net earnings                                                    $    62,313           $ 111,875

    Adjustments to reconcile net earnings
      to net cash used in operating
      activities:
        Depreciation and amortization                                    26,742              14,114
        Gain on sale of subsidiary                                   (1,168,994)

    Changes in current assets and liabilities:
        Accounts receivable                                            (111,346)           (145,069)
        Inventories                                                     (61,871)            (88,897)
        Prepaid expense                                                 (77,684)            (45,081)
        Accounts payable                                                208,320              36,115
        Accrued expenses                                                 76,697              50,681
                                                                    -----------           ---------

           Net cash used in operating activities                     (1,045,823)            (66,262)
                                                                    -----------           ---------

Investing activities:
    Equipment purchases                                                  (6,774)            (10,983)
    Advances, net of deficit in operating results,                     (570,318)                 --
        to subsidiary prior to sale
    Proceeds from sale of subsidiary                                    876,000                  --
    Change in other assets                                               34,590                (162)
                                                                    -----------           ---------
       Net cash provided by (used in) investing activities              333,498             (11,145)
                                                                    -----------           ---------

Financing activities:
  Proceeds from issuance of common stock                                     --             224,277
  Proceeds from convertible preferred stock issuable                    643,329                  --
  Payments of notes payable                                              (3,096)             (2,638)
                                                                    -----------           ---------
    Net cash provided by financing activities                           640,233             221,639
                                                                    -----------           ---------

Increase (decrease) in cash                                             (72,092)            144,232
Cash, beginning of period                                               110,140                 489
                                                                    -----------           ---------
Cash, end of period                                                 $    38,048           $ 144,721
                                                                    ===========           =========







                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. Technologies Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.       Earnings per Share

The Company has adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for fiscal years ending after December 15, 1997. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents. For the three months ended March 31, 1999 and 1998 diluted earnings per share are presented in the following table.

                                                                                                  Per
                                                            Earnings          Shares             share
                                                           (Numerator)     (Denominator)         amount
                                                           -----------     -------------         ------
Three months ended March 31, 1999:

Net earnings                                                $62,313          28,795,278          $0.00

Effect of dilutive potential common shares:
     Stock options                                               --             267,400
     Warrants                                                    --                  --
                                                            -------          ----------

Diluted earnings per share:
     Net earnings available to common shareholders
     plus assumed conversions                               $62,313          29,062,678          $0.00
                                                            =======          ==========          =====

                                                                                                   Per
                                                            Earnings           Shares             share
                                                          (Numerator)        (Denominator)        amount
                                                          -----------        -------------        ------
Three months ended March 31, 1998:

Net earnings                                                $111,875          28,826,286          $0.00

Effect of dilutive potential common shares:
     Stock options                                                --             267,400
     Warrants                                                     --                  --
                                                            --------         -----------

Diluted earnings per share:
     Net earnings available to common shareholders
     plus assumed conversions                               $111,875          29,093,686          $0.00
                                                            ========         ===========          =====

3.       INVENTORIES

At March 31, 1999, and December 31, 1998, inventories consisted of the following:

                                                            1999                1998
                                                            ----                ------

         Raw materials, net of reserves                     $335,287         $   285,766
         Work in progress                                    239,506             239,243
         Finished goods                                       72,933              60,846
                                                            --------         -----------
                                                            $647,726         $   585,855
                                                            ========         ===========

4.       NOTE RECEIVABLE - SALE OF SUBSIDIARY

The note receivable - sale of subsidiary at March 31, 1999, in the amount of $1,387,870 represents an obligation of the former President and CEO of the Company, Mr. Kenneth H. Smith. This obligation resulted from the purchase by Mr. Smith, in February 1999, of the Company's wholly-owned subsidiary, GWP, Inc. ("GWP"), and GWP's 51% interest in Technology Manufacturing & Design, Inc. ("TMD"). The total purchase price for GWP of approximately $2.64 million was paid with cash of approximately $876,000 and a promissory note from Mr. Smith in the amount of approximately $1.76 million.

5.       CONVERTIBLE PREFERRED STOCK

In July 1998, the Company entered into an investment agreement with USV Partners, LLC, ("USV Partners") pursuant to which the Company is to issue 500,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") and a warrant to purchase 500,000 shares of the Company's common stock. The aggregate purchase price of the Preferred Stock and warrants is $5 million. USV Partners invested $4.3 million through March 31, 1999. On May 10, 1999, the Company received the final payment from USV Partners in connection with the sale of the Preferred Stock. With the $5 million having now been invested, the Company will issue the Preferred Stock and warrants, before June 30, 1999. The aggregate net proceeds, of approximately $4.9 million (after payment of associated legal and professional fees), have been and will continue to be used primarily for corporate purposes and working capital. Gregory Earls the President and Chief Executive Officer of the Company, is the sole member of USV Management, LLC, the manager of USV Partners.

The Preferred Stock has a dividend rate of nine percent, payable annually on April 1, beginning retroactively in 1999. The dividend, at the discretion of the Board of Directors of the Company, may be paid in cash or Preferred Stock having an aggregate stated value equal to the amount of the dividend or common stock having a fair value, as defined, equal to the rate of the dividend. The dividend rate will increase to 11% upon certain "triggering events", as defined, which are generally events of default. The determination of any accretive dividend to be recorded resulting from an issuance of the Preferred Stock at a discount will be made on the date the Preferred Stock is issued.

Shares of the Preferred Stock are convertible into shares of common stock from issuance through January 12, 2004. The preferred shares can be converted into that number of common stock shares determined by dividing the stated value of $10.00 per share plus accrued and unpaid dividends, by a conversion price of $.41 and multiplying the Conversion Factor, as defined. The Conversion Factor, initially 1.00, is adjusted from time to time so as not to dilute the number of shares of common stock that would be received upon conversion of the Preferred Stock. The Company is required to reserve 12.2 million shares of common stock for conversion of the Preferred Stock. The Company, at its option, may redeem the Preferred Stock in the event that the daily average closing price of the common stock is $2.50 or greater for 20 consecutive trading days. The redemption price is equal to the stated value of $10.00 per share plus accumulated and unpaid dividends.

As long as at least 45% of the Preferred stock that was issued remains unconverted, the holders of the Preferred Stock have the right to elect at least one member and up to one-third of the members of the board of directors. The holders of Preferred Stock are also entitled to vote together as a single class with the holders of common stock on certain corporate matters submitted to a vote of stockholders. The holders of Preferred stock have one vote for each share of common stock that could then be acquired on conversion of the Preferred Stock.

Upon any dissolution, liquidation or winding-up of the Company, before any payments are made to any holders of common stock or any other class or series of the Company's capital stock then outstanding, the holders of the Preferred Stock are entitled to receive an amount equal to the stated value of $10.00 per share of Preferred Stock plus accrued and unpaid dividends. There is no sinking fund in respect to the Preferred Stock.

6.      SEGMENT INFORMATION

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

Summary information by segment for the three months ended March 31, 1999 and 1998 follow (in thousands):


1999                      USXX          LTI             TMD(1)           STI            Other           Total
--------------------   ----------   -------------    ------------    ------------    ------------    ------------
Net sales               $    --       $  749           $   948          $   --         $  173          $ 1,870

Operating profit
  (loss)                   (539)        (240)              (66)            (29)          (136)          (1,010)
                        =======       ======           =======          ======         ======          =======

1998                      USXX          LTI              TMD             STI            Other           Total
--------------------   ----------   -------------    ------------    ------------    ------------    ------------
Net sales               $    --       $1,511           $    --          $   --         $   --          $ 1,511

Operating profit
  (loss)                   (249)         347                --              (9)            --               89
                        =======       ======           =======          ======         ======          =======

---------------------

(1) TMD was sold by the Company on February 12, 1999. The operating results include activity through that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included in the Company's form 10-K for the year ended December 31, 1998.

General

The Company is an "outsourcing company" soliciting manufacturing, assembly, repair, kitting and customer call center services from Fortune 1000 and other select businesses. The Company performs its services utilizing prison labor under the Prison Industry Enhancement Program ("PIE"). Congress created the PIE program in 1979 to encourage states and local units of government to establish employment opportunities for prisoners that approximate private sector work opportunities. The program is designed to place inmates in a realistic working environment, pay them the local prevailing wage for similar work, and enable them to acquire marketable skills to increase their potential for successful rehabilitation and meaningful employment upon release. The PIE Program has two primary objectives:

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

In January 1997, the Company was acquired by a group of individuals led by the Company's former Chairman and CEO, Mr. Kenneth H. Smith. As a part of the acquisition the preceding management and Board of Directors resigned. During 1997 a new management team was assembled, the Company's mission statement was revised, and the Company's operations were restructured.

On February 12, 1999, concurrent with his purchase of GWP and GWP's 51% interest in TMD, Mr. Smith resigned his position as an officer and director of the Company. On and since that date Mr. Smith has tendered or forfeited all of his approximately 6.3 million shares of the Company's common stock in partial payment for his purchase of GWP. Mr. Smith was replaced as the Company's President and Chief Executive Officer by Gregory Earls, the President of USV Partners that has entered into an agreement with the Company to purchase $5 million of the Company's preferred stock. Mr. Earls is working with the Company's remaining management personnel to reorganize the Company.

Results of Operations

The following analysis compares the results of operations for the three months ended March 31, 1999 to the three months ended March 31, 1998.

   During the three months ended March 31, 1999, the company reported net income of $62,313 or $0.00 per weighted-average share, including a gain on the sale of GWP and GWP's 51% interest in TMD, of approximately $1.2 million. During the three months ended March 31, 1998 the Company had net income of $111,875 or $0.00 per weighted-average share. Net sales during the three months ended March 31, 1999 were $1,870,284, compared to $1,510,563 during the three months ended March 31, 1998. The increase in net sales in the amount of $359,721, or 24%, was attributable to sales of TMD, up to the date of its sale on February 12, 1999. Sales from the Company's continuing operations decreased by $588,455 or 39%, as a result management changes in the Company's LTI facility in Lockhart, Texas ("Lockhart").

   In the three months ended March 31, 1999, cost of goods sold was $2,036,641, which represented 109% of net sales. During the three months ended March 31, 1998, cost of goods sold was $997,589, which represented 66% of net sales. The primary causes of the increase in cost of goods sold were errors in estimating material and labor costs in Lockhart, the inability to reduce costs in Lockhart as rapidly as sales decreased and TMD's inefficient purchasing of raw materials .

   Selling expenses during the three months ended March 31, 1999 were $18,389, representing 1% of net sales. During the three months ended March 31, 1998, selling expenses in the amount of $37,131 represented 2% of net sales. These expenses decreased primarily due to the increase in sales revenue combined with an increase in the proportion of house account sales, as opposed to sales made through commissioned sales personnel.

   General and administrative expenses during the three months ended March 31, 1999 were $824,966, which represented 44% of net sales. During the three months ended March 31, 1998, general and administrative expenses were $381,426, which represented 25% of net sales. The increase in general and administrative expenses is the result of significantly reduced sales in the Company's continuing operations plus the accrual of approximately $228,000 in severance costs related to the Company's reorganization during the quarter ended March 31, 1999. These severance costs relate to Mr. Kenneth H. Smith and Mr, James C. Melton, former senior officers of the Company and will be paid out by the end of 1999.

Liquidity and Capital Resources

During the three months ended March 31, 1999 and 1998, the Company experienced negative operating cash flows of $1,045,823 and $66,262 respectively. Negative operating cash flows in the three months ended March 31, 1999 resulted principally from significant operating losses. Negative operating cash flows in the three months ended March 31, 1998 resulted principally from increases in accounts receivable of $145,069, and inventory of $88,897, attributable to increased sales volume.

Net cash provided by investing activities of $333,498 during the three months ended March 31, 1999, was primarily the result of cash advances to TMD offset by cash proceeds from the sale of TMD. Net cash used of $11,145 during the three months ended March 31, 1998 was to make equipment purchases.

Net cash provided by financing activities of $643,329 during the three months ended March 31, 1999 was primarily due to the receipt of net proceeds from the subscription of preferred stock. Net cash provided by financing activities of $221,639, during the quarter ended March 31, 1998 was primarily due to the issuance of common stock. On January 12, 1998, the Company issued 4% convertible subordinated debentures and 275,000 common stock purchase warrants exercisable at $1.00 per share, through a private placement to certain foreign investors pursuant to a claim of exemption under Regulation "S" promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The net proceeds to the Company, after legal and other costs, was $224,277, which was used to liquidate certain 1996 liabilities at a substantial discount and provide working capital to support the Company's operations. On February 25, 1998 and March 5, 1998, the holders of the debentures converted the amounts outstanding into 563,215 shares of the Company's common stock. All of the warrants remain outstanding.

As a result of the operating losses described above, partially offset by proceeds from preferred stock subscriptions and the sale of GWP, net working capital declined by $105,951 from a negative $312,828 as of December 31, 1998, to a negative $418,779 as of March 31, 1999. Cash flows used for investing activities of $542,502 is primarily the result of the sale of GWP and related note receivable from the Company's former CEO, Kenneth Smith. This note receivable was reduced by $1,050,000 in

April 1999 as a result of Mr. Smith forfeiting the remaining 3,000,000 shares of his common stock due to a default under a promissory note and stock pledge agreement. These shares were sold under a subscription agreement for $1,050,000 to USV Partners. Gregory Earls the President and Chief Executive Officer of the Company, is the sole member of USV Management, LLC, the manager of USV Partners.

The Company's growth plans include increasing sales in its electronics facility and restructuring operations in its customer call center. The Company is in the process of reorganizing its Lockhart electronics facility, which has resulted in significant sales increases. The Company's customer call center located in a women's correctional facility in Draper, Utah, which was temporarily closed in December 1998, has reopened as the result of agreements reached with new customers. The Company is also evaluating another prison facility in Utah as a possible call center location.

There is not a significant capital investment required to reopen the call center in Draper, Utah. There would be an investment of approximately $300,000 to open a call center in the other Utah facility which is being evaluated. Management believes that the future cash flow generated from operations is adequate to enable the Company to expand sales in its Lockhart facility.

The Company's continued existence is dependent upon its ability to produce operating profits which result in positive cash flow from operations. While there is no assurance that such problems can be resolved, the Company believes there is a reasonable expectation of achieving that goal through cash generated from operations, the expansion of operations and the sale of additional stock through private placements.


Inflation

Inflation has not had a material impact on the Company's operations.

New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designed as a hedging instrument, the gain or loss is recognized in income in the period of change.

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

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibit is filed with this report:

Exhibit   Description
  No.
-------   -----------

27.1      Financial Data Schedule (for SEC use only)

On February 26, 1999, the Company filed a report on Form 8-K describing the sale of its 51% interest in TMD.

On April 29, 1999, the Company filed an amendment to the February 26, 1999, report on Form 8-K revising the discussion of certain terms of the TMD sale and describing certain related recent events.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     U.S. TECHNOLOGIES INC.



DATE: May 12, 1999                          BY:      /s/ C. Gregory Earls
                                                -------------------------
                                                      C. Gregory Earls
                                                      President and CEO

                                  Exhibit Index

Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule (for SEC use only)