Form 10-Q
period 1999-06-30
U S TECHNOLOGIES INC
filed 1999-08-16
CIK 810130

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 --------------


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

                                 Yes [..]    No [X]

The number of shares outstanding of the Registrant's common stock, par value $0.02, at July 30, 1999, was 28,795,278 shares.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:

                             U.S. TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                    June 30,
                                                                                      1999             December 31,
                                                                                   (Unaudited)             1998
                                                                                   -----------         ------------
Current assets:
    Cash in bank                                                                    $     34,744       $    110,140
    Trade Accounts receivable, net of reserves of
       $140,000 at June 30, 1999 and December 31, 1998                                   365,300            572,975
    Inventories                                                                          293,425            585,855
    Prepaid expenses                                                                      31,408             29,831
                                                                                    ------------       ------------
        Total current assets                                                             724,877          1,298,801
                                                                                    ------------       ------------

Property and equipment, net of accumulated depreciation
  of $1,263,267 and $1,208,991 at June 30, 1999 and
  December 31, 1998                                                                      508,566            499,749
                                                                                    ------------       ------------
Other assets:
  Net investment in and advances to subsidiary to be sold                                     --            524,558
  Note receivable - USV Partners                                                         611,968                 --
  Note receivable - sale of subsidiary                                                   238,339                 --
    Other assets                                                                           5,748             44,425
                                                                                    ------------       ------------
       Total other assets                                                                856,055            568,983
                                                                                    ------------       ------------

              Total assets                                                          $  2,089,498       $  2,367,533
                                                                                    ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                                         $    861,489       $    844,173
    Accrued expenses                                                                     436,693            626,937
    Accrued severance expenses                                                           154,978            124,469
    Current portion of long-term debt and capital leases                                  31,534             16,050
                                                                                    ------------       ------------
        Total current liabilities                                                      1,484,694          1,611,629
                                                                                    ------------       ------------

Long- term debt and capital leases less current portion                                   30,086             31,862
                                                                                    ------------       ------------

Total liabilities                                                                      1,514,780          1,643,491
                                                                                    ------------       ------------
Stockholders' equity:
     Series A convertible preferred stock (net):
       $0.02 par value; 10,000,000 shares authorized;
        5,000,000 subscribed, none issued or outstanding                               5,000,000          3,648,682
     Common stock; $.02 par value; 40,000,000 shares
        authorized; 29,195,278 issued and 28,795,278
       shares outstanding                                                                583,906            583,906
    Additional paid-in capital                                                        12,605,029         12,605,029
    Accumulated deficit                                                              (17,236,328)       (15,735,686)
    Stock receivable                                                                    (150,205)          (150,205)
           Treasury stock                                                               (227,684)          (227,684)
                                                                                    ------------       ------------
       Total stockholders' equity                                                        574,718            724,042
                                                                                    ------------       ------------
Total liabilities and stockholders' equity                                          $  2,089,498       $  2,367,533
                                                                                    ============       ============


                The accompanying notes are an integral part
                 of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three months Ended June 30,           Six months ended June 30,
                                                 -------------------------------       -------------------------------
                                                     1999               1998               1999               1998
Net Sales                                        $    820,470       $  1,154,147       $  2,690,754       $  2,664,711
                                                 ------------       ------------       ------------       ------------

Operating costs and expenses:
    Cost of sales                                   1,206,292            793,516          3,242,933          1,791,106
    Selling expense                                     7,290             29,271             25,679             66,402
    General and administrative expense                229,641            463,909            826,331            850,661
    Impairment of assets                              366,834                 --            416,834                 --
    Severance expenses                                     --                 --            228,275                 --
                                                 ------------       ------------       ------------       ------------

         Total operating costs and expenses         1,810,057          1,286,696          4,740,052          2,708,169
                                                 ------------       ------------       ------------       ------------

Income (loss) from operations                        (989,587)          (132,549)        (2,049,298)           (43,458)

Other income (expense)
    Gain on sale of subsidiary                             --                 --          1,168,994                 --
    Other                                             (80,577)            93,785            (93,290)           118,829
    Interest expense                                   (1,667)               (38)           (35,923)            (2,262)
                                                 ------------       ------------       ------------       ------------

      Total other income (expense)                    (82,244)            93,747          1,039,781            116,567
                                                 ------------       ------------       ------------       ------------

Net earnings (loss)                              $ (1,071,831)      $    (38,802)      $ (1,009,517)      $     73,109
Preferred dividend                                    336,484                 --            336,484                 --
Accretive dividend                                    154,641                 --            154,641                 --
                                                                    ------------       ------------       ------------
Net earnings (loss) available
   to common shareholders                        $ (1,562,956)      $    (38,802)      $ (1,500,642)      $     73,109
                                                 ============       ============       ============       ============

Net earnings (loss) per share:
  Basic                                          $      (0.05)      $      (0.00)      $      (0.05)      $       0.00
                                                 ============       ============       ============       ============
  Diluted$                                              (0.05)      $      (0.00)      $      (0.05)      $       0.00
                                                 ============       ============       ============       ============

Shares used in per share calculation:
   Basic                                           28,795,278         29,195,278         28,795,278         29,012,810
                                                 ============       ============       ============       ============
   Diluted                                         28,795,278         29,195,278         28,795,278         29,164,596
                                                 ============       ============       ============       ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six months Ended June 30,
                                                         ---------------------------
                                                             1999              1998
                                                         -----------       ---------
Cash flows from operating activities:
    Net earnings (loss)                                  $(1,009,517)      $  73,109

    Adjustments to reconcile net earnings (loss)
      to net cash used in operating activities:
        Depreciation and amortization                         54,275          27,089
        Gain on sale of Subsidiary                        (1,168,994)
        Impairment of assets                                 416,834

    Changes in certain assets and liabilities:
        Accounts receivable                                   29,182        (130,038)
        Inventories                                          292,430        (169,409)
        Prepaid expense                                       (1,577)       (118,455)
        Accounts payable                                      17,316         253,651
        Accrued expenses                                    (159,735)        (24,201)
                                                         -----------       ---------
           Net cash used in operating activities          (1,529,786)        (88,254)
                                                         -----------       ---------

Investing activities:
    Equipment purchases                                      (63,092)        (69,058)
    Advances, net of deficit in operating
        results to subsidiary prior to sale                 (570,318)
    Proceeds from sale of subsidiary                         876,000
    Change in other assets                                     1,415         (32,061)
                                                         -----------       ---------
Net cash provided by (used in) investing activities          244,005        (101,119)
                                                         -----------       ---------

Financing activities:
  Proceeds from issuance of common stock                          --         224,277
  Proceeds from convertible preferred stock
     subscriptions                                         1,196,677
  Proceeds from notes payable                                 28,628              --
  Payments of notes payable                                  (14,920)        (18,887)
                                                         -----------       ---------
    Net cash provided by financing activities              1,210,385         205,390
                                                         -----------       ---------

(Decrease) increase in cash                                  (75,396)         16,017
Cash, beginning of period                                    110,140             489
                                                         -----------       ---------
Cash, end of period                                      $    34,744       $  16,506
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

2.       EARNINGS PER SHARE

The Company has adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for fiscal years ending after December 15, 1997. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents. For the six months ended June 30, 1999, diluted earnings per share have not been presented because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

                                                                                    Per
                                                     (Loss)           Shares       share
                                                  (Numerator)     (Denominator)    amount
                                                  -----------     -------------    ------
Six months ended June 30, 1999:

Net (loss)                                       $(1,500,642)      28,795,278      $(0.05)

Effect of dilutive potential common shares:
     Stock options                                        --               --
     Warrants                                             --               --
                                                 -----------       ----------

Diluted earnings (loss) per share:
     Net earnings (loss) available to
        common shareholders                      $(1,500,642)      28,795,278      $(0.05)
                                                 ===========       ==========      ======

                                                                                      Per
                                                         Earnings      Shares        share
                                                       (Numerator)  (Denominator)    amount
                                                       -----------  -------------    ------
Six months ended June 30, 1998:

Net earnings                                            $73,109      29,012,810      $0.00

Effect of dilutive potential common shares:
     Stock options                                           --         151,786
     Warrants                                                --              --
                                                        -------      ----------

Diluted earnings per share:
     Net earnings available to common shareholders
         plus assumed conversions                       $73,109      29,164,596      $0.00
                                                        =======      ==========      =====

3.       INVENTORIES

At June 30, 1999, and December 31, 1998, inventories consisted of the following:

                                 1999          1998
                               --------      --------
         Raw materials         $238,609      $285,766
         Work in progress        29,488       239,243
         Finished Goods          25,328        60,846
                               --------      --------
                               $293,425      $585,855
                               ========      ========


4.       NOTE RECEIVABLE - SALE OF SUBSIDIARY

The note receivable - sale of subsidiary at June 30, 1999, represents an obligation of the former President and CEO of the Company, Mr. Kenneth H. Smith. This obligation resulted from the purchase by Mr. Smith, in February 1999, of the Company's wholly-owned subsidiary, GWP, Inc. ("GWP"), and GWP's 51% interest in Technology Manufacturing & Design, Inc. ("TMD"). The total purchase price for GWP of approximately $2.64 million was paid with cash of approximately $876,000 and a promissory note from Mr. Smith in the amount of approximately $1.76 million. During the quarter ended June 30, 1999, Mr. Smith tendered 3,000,000 shares of the Company's common stock. The market value of these tendered shares, $1,050,000 was applied to Mr. Smith's promissory note to the Company. These shares were simultaneously purchased by USV Partners, LLC ("USV Partners") by creation of a note receivable from USV Partners in the amount of $1,050,000.

During the quarter ended June 30, 1999, the Company took a reserve of $238,340 against the remaining value of the promissory note from Mr. Smith. The reserve was taken to recognize an impairment in the value of the collateral securing the note, Mr. Smith's common stock representing his 51% ownership of TMD. The net carrying value of the note receivable from Mr. Smith was $238,339 as of June 30, 1999.

5.       NOTE RECEIVABLE - USV PARTNERS

The note receivable - USV Partners at June 30, 1999, represents an obligation of USV Partners to purchase all of the 3,000,000 shares of Mr. Smith's common stock, which was tendered in partial payment of his promissory note. During the quarter ended June 30, 1999, the note was reduced by amounts received from USV Partners. As of June 30, 1999, the net amount, including accrued interest, due to the Company from USV Partners was $611,968. As of July 30, 1999, the amount due from the USV Partners note was approximately, $337,000, due to additional payments received by the Company. Gregory Earls the President and Chief Executive Officer of the Company, is the sole member of USV Management, LLC, the manager of USV Partners.

6.       CONVERTIBLE PREFERRED STOCK

In July 1998, the Company entered into an investment agreement with USV Partners pursuant to which the Company is to issue 500,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") and a warrant to purchase 500,000 shares of the Company's common stock. The aggregate purchase price of the Preferred Stock and warrants was $5 million. The Company has received the final payment from USV Partners in connection with the sale of the Preferred Stock. With the $5 million having now been invested, the Company will issue the Preferred Stock and warrants. The aggregate net proceeds, of approximately $4.9 million (after payment of associated legal and professional fees), have been used primarily for corporate purposes and working capital. Gregory Earls the President and Chief Executive Officer of the Company, is the sole member of USV Management, LLC, the manager of USV Partners.

The Preferred Stock has a dividend rate of nine percent, payable annually on April 1, beginning retroactively in 1999. The dividend, at the discretion of the Board of Directors of the Company, was paid in the amount of $336,484, representing the accumulated dividend due to USV Partners, through June 30, 1999. The dividend rate will increase to 11% upon certain "triggering events", as defined, which are generally events of default. During the quarter ended June 30, 1999, the Company recognized $154,641 as an accretive dividend as a result of completion of the subscription of the preferred stock.

Shares of the Preferred Stock are convertible into shares of common stock from issuance through January 12, 2004. The preferred shares can be converted into that number of common stock shares determined by dividing the stated value of $10.00 per share plus accrued and unpaid dividends, by a conversion price of $.41 and multiplied by a Conversion Factor, as defined. The Conversion Factor is initially 1.00, is adjusted from time to time, so as not to dilute the number of shares of common stock that would be received upon conversion of the Preferred Stock. The Company is required to reserve 12.2 million shares of common stock for conversion of the Preferred Stock. The Company, at its option, may redeem the Preferred Stock in the event that the daily average closing price of the common stock is $2.50 or greater for 20 consecutive trading days. The redemption price is equal to the stated value of $10.00 per share plus accumulated and unpaid dividends.

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

7.      SEGMENT INFORMATION

During 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. The Company's chief operating decision makers aggregate operating segments based on the location of the segment and whether it is prison-based or free-world. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has four reportable segments. The four reportable segments are USXX (Marietta, Georgia), LTI (Lockhart, Texas) ("LTI Lockhart), TMD (Georgetown, Texas) and LTI (Blythe, California) ("LTI Blythe"). USXX is the corporate office, LTI Lockhart is a prison-based manufacturer of computer circuit boards, TMD is a free-world manufacturer of computer circuit boards and LTI Blythe is a prison-based manufacturer of modular office furniture components. Segment amounts disclosed are prior to any elimination entries made in the consolidation.

Summary information by segment for the six months ended June 30, 1999 and 1998 follow (in thousands):

                                                                      LTI
                               USXX        Lockhart      TMD (1)     Blythe      Other        Total
                               ----        --------      -------     ------      -----        -----
1999

Net sales                    $    --       $ 1,335       $ 948       $ 378       $  30       $ 2,691
Operating Profit (loss)       (1,109)         (524)        (66)       (257)        (93)       (2,049)
Total Assets                   3,445           465          --         435         183         4,528

1998

Net sales                    $    --       $ 2,661       $  --       $  --       $   4       $ 2,665
Operating Profit (loss)         (593)          564          --          --         (14)          (43)
Total Assets                   3,050           811          --          --         136         3,997

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

On February 12, 1999, concurrent with his purchase of GWP and GWP's 51% interest in TMD, Mr. Smith resigned his position as an officer and director of the Company. On and since that date Mr. Smith has tendered or forfeited all of his approximately 6.3 million shares of the Company's common stock in partial payment for his purchase of GWP. Mr. Smith was replaced as the Company's President and Chief Executive Officer by Gregory Earls, the President of USV Partners that has entered into an agreement with the Company to purchase $5 million of the Company's preferred stock. Mr. Earls is working with the Company's management personnel to reorganize the Company.

Results of Operations

The following analysis compares the results of operations for the three-month and six-month periods ended June 30, 1999 to the comparable periods ended June 30, 1998.

   Net sales during the three months ended June 30, 1999 were $ 820,470, compared to $ 1,154,147 during the three months ended June 30, 1998. The decrease in net sales in the amount of $ 333,677, was due to a decline in sales in the Company's LTI Lockhart facility, as a result of the reorganization of the facility. This reorganization includes the hiring of a new plant manager and the installation of equipment, which will replace tasks, which were previously performed manually.

   Net sales during the six months ended June 30, 1999 were $ 2,690,754, compared to $2,664,711during the six months ended June 30, 1998. The increase in net sales in the amount of $ 26,043, includes $948,176 from the Company's interest in TMD, which was sold in February 1999. Without regard to the sales from TMD, the Company's sales for the six-month period ended June 30, 1999, declined by $922,133, as a result of the reorganization mentioned above.

   In the three months ended June 30, 1999, cost of goods sold was $ 1,206,292, which represented 147% of net sales. During the three months ended June 30, 1998, cost of goods sold was $ 793,516 , which represented 69% of net sales. The increase in cost of goods sold was a result inventory adjustments to reflect loss of certain customers and not reducing manufacturing payroll and fixed costs to match the decline in sales.

   In the six months ended June 30, 1999, cost of goods sold was $ 3,242,933, which represented 120% of net sales. During the six months ended June 30, 1998, cost of goods sold was $ 1,791,106, which represented 67% of net sales. The increase in cost of goods sold was a result inventory adjustments to reflect loss of certain customers and not reducing manufacturing payroll and fixed costs to match the decline in sales.

   Selling expenses during the three months ended June 30, 1999 were $ 7,290, representing 1% of net sales. During the three months ended June 30, 1998, selling expenses in the amount of $29,271 represented 3.0% of net sales. These expenses decreased primarily due to the decrease in sales revenue mentioned above.

   Selling expenses during the six months ended June 30, 1999 were $ 25,679, representing 1% of net sales. During the six months ended June 30, 1998, selling expenses in the amount of $66,402 represented 3% of net sales. These expenses decreased primarily due to the decrease in sales revenue mentioned above.

   General and administrative expenses during the three months ended June 30, 1999 were $229,641, which represented 27% of net sales. During the three months ended June 30, 1998, general and administrative expenses were $ 463,909 , which represented 40% of net sales. The decrease in general and administrative expenses is the result of the downsizing of the Company's corporate staff, which occurred in the quarter ended March 31, 1999. The downsizing resulted in the recognition of $228,275 in severance costs in the quarter ended March 31, 1999.

   General and administrative expenses during the six months ended June 30, 1999 were $826,331, which represented 31% of net sales. During the six months ended June 30, 1998, general and administrative expenses were $ 850,661, which represented 32% of net sales. Decreases in general and administrative staffing costs during the six months ended were offset by legal and accounting expenses related to the reorganization and the write-off of certain costs associated with the proposed acquisition of Affordable Interior Systems.

   During the three months ended June 30, 1999, the Company recognized operating expenses of $366,834, due to the impairment of certain assets. The expenses consisted of a $238,340 reserve against collectability the note receivable - sale of subsidiary and a write off of $128,494 of goodwill which had been recognized as a result of purchasing certain production assets for the LTI Blythe facility at less than their fair value. There were no comparable charges during the three months ended June 30, 1998.

   During the six months ended June 30, 1999, the Company recognized $228,275, in severance costs related to the downsizing of the Company's corporate staff. There were no comparable charges during the six months ended June 30, 1998.

   During the three months ended June 30, 1999, the Company had a net loss available to common shareholders of $ (1,562,956) or $ (0.05) per weighted-average share. During the three months ended June 30, 1998 the company reported a net loss available to common shareholders of $ (38,802)or $ (0.00) per weighted-average share. The loss for the three months ended June 30, 1999, includes a $336,484 dividend on the Company's convertible preferred stock and an accretive dividend of $154,641 as a result of completion of the subscription of the Company's convertible preferred stock.

   During the six months ended June 30, 1999 the Company had net loss available to common shareholders of $ (1,500,642) or $(0.05) per weighted-average share. During the six months ended June 30, 1998, the Company reported a net income of $ 73,109 or $0.00 per weighted-average share. The loss for the six months ended June 30, 1999, includes a $336,484 dividend on the Company's convertible preferred stock and an accretive dividend of $154,641 as a result of completion of the subscription of the Company's convertible preferred stock.

Liquidity and Capital Resources

During the six months ended June 30, 1999 and 1998, the Company experienced negative operating cash flows of $ 1,529,786 and $ 88,254 respectively. Negative operating cash flows in the six months ended June 30, 1999 resulted principally from the operating loss incurred during that period and reductions in accrued expenses of $159,735, offset by a non-cash charge of $416,834 due to impairment of certain assets and reductions in inventories of $292,430. Negative operating cash flows in the six months ended June 30, 1998 resulted primarily from increases in accounts receivable of $ 130,038, and inventory of $169,409, attributable to increased sales volume.

Net cash provided by investing activities of $244,005 during the six months ended June 30, 1999, was primarily the result of cash advances to TMD offset by cash proceeds from the sale of TMD. Net cash used of $101,119 during the six months ended June 30, 1998 was to make equipment purchases and increase other assets.

Net cash provided by financing activities of $1,210,385 during the six months ended June 30, 1999 was primarily due to the receipt of net proceeds from the subscription of preferred stock. Net cash provided by financing activities of $205,390, during the six months ended June 30, 1998 was primarily due to the issuance of common stock. On January 12, 1998, the Company issued 4% convertible subordinated debentures and 275,000 common stock purchase warrants exercisable at $1.00 per share, through a private placement to certain foreign investors pursuant to a claim of exemption under Regulation "S" promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The net proceeds to the Company, after legal and other costs, was $224,277, which was used to liquidate certain 1996 liabilities at a substantial discount and provide working capital to support the Company's operations. On February 25, 1998 and March 5, 1998, the holders of the debentures converted the amounts outstanding into 563,215 shares of the Company's common stock. All of the warrants remain outstanding.

As identified by the above discussion and analysis, regardless of the impairment of assets charge, the Company did not produce a profit from operations in the quarter ended June 30, 1999. Management has initiated steps to reorganize the Company, increase sales and reduce unnecessary costs. However, to return the Company to profitability will require additional working capital. To provide for this working capital, the Company is negotiating with private investors to raise $2 to $3 million through a convertible preferred stock subscription, similar to the $5 million convertible preferred stock subscription completed with USV Partners in the quarter ended June 30, 1999. While the Company is using its best efforts to complete the negotiations for this investment, a successful outcome can not be assured. Without the infusion of additional working capital the ability of the Company to return to profitability during the year ended December 31, 1999 will be substantially impaired.

Inflation

Inflation has not had a material impact on the Company's operations.

New Accounting Pronouncements

None applicable.

 Year 2000

In 1999, the Company assessed its computer systems and those of its subsidiaries and determined that much of the software used for order entry, billing, inventory management, job costing and other accounting functions would either need to be upgraded or replaced in order to be year 2000 compliant. To date, the Company has incurred expenses of approximately $2,000 in connection with software upgrades. Although the Company is still in the process of determining the most cost-effective means of upgrading or replacing its remaining non-year 2000 compliant software, it anticipates that these additional expenses will not exceed $10,000. The Company estimates that all of its critical software will be year 2000 compliant before the end of the third quarter of 1999. Should the Company not be able to successfully convert its computer hardware and operating systems to be year 2000 compliant, the Company would be able to operate manually for some period of time without experiencing a significant negative impact on its operations.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibit is filed with this report:

Exhibit No.       Description

27.1     Financial Data Schedule (for SEC use only)

On April 29, 1999, the Company filed an amendment to a February 26, 1999, report on form 8-K revising the discussion of certain terms of the TMD sale and describing certain related recent events.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. TECHNOLOGIES INC.



DATE: August 16, 1999               BY:      /s/ Gregory Earls
                                       ------------------------------
                                                 Gregory Earls
                                                 President and CEO

                                  Exhibit Index


Exhibit No.       Description

27.1              Financial Data Schedule (for SEC use only)