Form 10-Q
period 1999-09-30
U S TECHNOLOGIES INC
filed 1999-11-12
CIK 810130

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


    [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1999


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

                    2001 Pennsylvania Avenue, NW, Suite 675
                              Washington, DC 20006
                   (Address of principal executive offices.)


Registrant's telephone number,
including area code:  (202) 466-2445






      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [..] No [X]

The number of shares outstanding of the Registrant's common stock, par value $0.02, at November 8, 1999, was 28,795,278 shares.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:


                             U.S. TECHNOLOGIES INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                 September 30,
                                                                      1999           December 31,
                                                                  (Unaudited)           1998
                                                                  -----------           ----
Current assets:
     Cash in bank                                                 $    32,678        $   110,140
     Trade Accounts receivable, net of reserves of $48,648
        at September 30, 1999 and $140,000 December 31, 1998          379,975            572,975
     Inventories                                                      316,691            585,855
     Prepaid expenses                                                  21,644             29,831
                                                                  -----------        -----------
         Total current assets                                         750,988          1,298,801
                                                                  -----------        -----------
Property and equipment, net of accumulated depreciation
  of $1,300,396 and $1,208,991 at September 30, 1999 and
  December 31, 1998                                                   626,937            499,749
                                                                  -----------        -----------
Other assets:
     Net investment in and advances to subsidiary to be sold               --            524,558
     Note receivable - USV Partners                                    48,502                 --
     Note receivable - sale of subsidiary                             319,126                 --
     Other assets                                                       5,350             44,425
                                                                  -----------        -----------
         Total other assets                                           372,978            568,983
                                                                  -----------        -----------
             Total assets                                         $ 1,750,903        $ 2,367,533
                                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade                                      $   981,122        $   844,173
     Accrued expenses                                                 380,136            626,937
     Accrued severance expenses                                        78,774            124,469
     Current portion of long-term debt and capital leases              17,066             16,050
                                                                  -----------        -----------
         Total current liabilities                                  1,457,098          1,611,629
                                                                  -----------        -----------
Long-term debt and capital leases less current portion                 30,086             31,862
                                                                  -----------        -----------
Total liabilities                                                   1,487,184          1,643,491
                                                                  -----------        -----------
Stockholders' equity:
     Series A convertible preferred stock (net):
       $0.02 par value; 10,000,000 shares authorized;
       500,000 subscribed, none issued or outstanding               5,000,000          3,648,682
     Common stock; $.02 par value; 40,000,000 shares
       authorized; 29,195,278 issued and 28,795,278
       shares outstanding                                             583,906            583,906
    Additional paid-in capital                                     12,605,029         12,605,029
    Accumulated deficit                                           (17,547,327)       (15,735,686)
          Stock receivable                                           (150,205)          (150,205)
          Treasury stock                                             (227,684)          (227,684)
                                                                  -----------        -----------
          Total stockholders' equity                                  263,719            724,042
                                                                  -----------        -----------
Total liabilities and stockholders' equity                        $ 1,750,903        $ 2,367,533
                                                                  ===========        ===========

              The accompanying notes are an integral part of the
                       consolidated financial statements.

                             U.S. Technologies Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                           Three months                         Nine months
                                                       ended September 30,                   ended September 30,
                                                      ---------------------                ----------------------
                                                      1999             1998                1999              1998
                                                      ----             ----                ----              ----

Net Sales                                        $   600,232        $   930,202        $ 3,290,986        $ 3,594,913
Operating costs and expenses:
     Cost of sales                                   670,910            784,741          3,913,843          2,575,846
     Selling expense                                   4,314             31,397             29,994             97,799
     General and administrative expense              130,560            518,883            956,890          1,369,544
     Impairment of assets                                 --                 --            416,834                 --
     Severance expenses                                   --                 --            228,275                 --
                                                                    -----------        -----------        -----------

         Total operating costs and expenses          805,784          1,335,021          5,545,836          4,043,189
                                                 -----------        -----------        -----------        -----------

Income (loss) from operations                       (205,552)          (404,819)        (2,254,850)          (448,276)
Other income (expense)
     Gain on sale of subsidiary                           --                 --          1,168,994                 --
     Other                                             8,669             99,547            (84,621)           218,222
     Interest expense                                 (2,411)            (1,137)           (38,334)            (3,282)
                                                 -----------        -----------        -----------        -----------

         Total other income (expense)                  6,258             98,410          1,046,039            214,940
                                                 -----------        -----------        -----------        -----------

Net earnings (loss)                              $  (199,294)       $  (306,409)       $(1,208,811)       $  (233,336)
Preferred dividend                                   111,705                 --            448,189                 --
Accretive dividend                                        --                 --            154,641                 --
                                                                    -----------        -----------        -----------
Net earnings (loss) available
   to common shareholders                        $  (310,999)       $  (306,409)       $(1,811,641)       $  (233,336)
                                                 ===========        ===========        ===========        ===========
Net earnings (loss) per share:
     Basic                                       $     (0.01)       $     (0.01)       $     (0.06)       $     (0.01)
                                                 ===========        ===========        ===========        ===========
     Diluted                                     $     (0.01)       $     (0.01)       $     (0.06)       $     (0.01)
                                                 ===========        ===========        ===========        ===========
Shares used in per share calculation:
     Basic                                        28,795,278         29,085,061         28,795,278         29,037,069
                                                 ===========        ===========        ===========        ===========
     Diluted                                      28,795,278         29,085,061         28,795,278         29,037,069
                                                 ===========        ===========        ===========        ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             U.S. Technologies Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Nine months Ended September 30,
                                                                  -------------------------------
                                                                      1999               1998
                                                                      ----               ----
Cash flows from operating activities:
     Net earnings (loss)                                          $(1,208,811)       $  (233,336)

     Adjustments to reconcile net earnings (loss)
       to net cash used in operating
       activities:
         Depreciation and amortization                                 91,405             87,097
         Gain on sale of Subsidiary                                (1,168,994)
         Impairment of assets                                         416,834

     Changes in certain assets and liabilities:
         Accounts receivable                                          193,000           (345,601)
         Inventories                                                  269,164           (200,051)
         Prepaid expense                                                8,187           (195,419)
         Accounts payable                                             136,949           (175,488)
         Accrued expenses                                            (292,496)          (162,969)
                                                                  -----------        -----------

              Net cash used in operating activities                (1,554,762)        (1,225,767)
                                                                  -----------        -----------

Investing activities:
         Equipment purchases                                         (219,535)          (304,380)
         Purchase common stock for treasury                                --           (155,849)
         Increase in notes receivable                                      --           (840,917)
         Advances, net of deficit in operating
            results to subsidiary prior to sale                      (570,318)
         Proceeds from sale of subsidiary                             876,000
         Change in other assets                                        39,075            (51,127)
                                                                  -----------        -----------
Net cash provided by (used in) investing activities                   125,222         (1,352,273)
                                                                  -----------        -----------

Financing activities:
         Proceeds from issuance of common stock                            --            224,277
         Proceeds from convertible preferred stock
           subscriptions                                            1,351,318          3,350,000
         Proceeds from notes payable                                   28,628             23,174
         Payments of notes payable                                    (27,868)           (26,015)
                                                                  -----------        -----------
         Net cash provided by financing activities                  1,352,078          3,571,436
                                                                  -----------        -----------

(Decrease) increase in cash                                           (77,462)           993,396
Cash, beginning of period                                             110,140                489
                                                                  -----------        -----------
Cash, end of period                                               $    32,678        $   993,885
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

2.       EARNINGS PER SHARE

The Company has adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which was effective for fiscal years ending after December 15, 1997. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share would include the dilutive effect of common stock equivalents. For the nine months ended September 30, 1999 and 1998, diluted earnings per share have not been presented because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

                                                                                     Per
                                                    (Loss)          Shares          share
                                                  (Numerator)    (Denominator)      amount
                                                  -----------    -------------      ------
Nine months ended September 30, 1999:

Net (loss)                                       $ (1,811,641)     28,795,278      $ (0.06)

Effect of dilutive potential common shares:
     Stock options                                         --              --
     Warrants                                              --              --
                                                 ------------      ----------

Diluted earnings (loss) per share:
     Net earnings (loss) available to
        common shareholders                      $ (1,811,641)     28,795,278      $ (0.06)
                                                 ============      ==========      =======

                                                                                                     Per
                                                                Earnings             Shares         share
                                                               (Numerator)        (Denominator)     amount
                                                               -----------        -------------     ------
Nine months ended September 30, 1998:

Net loss                                                        $(233,336)          29,037,069     $ (0.01)

Effect of dilutive potential common shares:
     Stock options                                                     --                   --
     Warrants                                                          --                   --
                                                                ---------           ----------
Diluted earnings per share:
     Net earnings available to common shareholders
         plus assumed conversions                               $(233,336)          29,037,069     $ (0.01)
                                                                =========           ==========     =======


3.       INVENTORIES

At September 30, 1999, and December 31, 1998, inventories consisted of the following:

                                                                 1999               1998
                                                                 ----               ----

                    Raw materials                             $  195,991        $  285,766
                    Work in progress                              91,377           239,243
                    Finished Goods                                29,323            60,846
                                                              ----------        ----------
                                                              $  316,691        $  585,855
                                                              ==========        ==========


4.       NOTE RECEIVABLE - SALE OF SUBSIDIARY

The note receivable - sale of subsidiary at September 30, 1999, represents an obligation of the former President and CEO of the Company, Mr. Kenneth H. Smith. This obligation resulted from the purchase by Mr. Smith, in February 1999, of the Company's wholly-owned subsidiary, GWP, Inc. ("GWP"), and GWP's 51% interest in Technology Manufacturing & Design, Inc. ("TMD"). The total purchase price for GWP of approximately $2.64 million was paid with cash of approximately $876,000 and a promissory note from Mr. Smith in the amount of approximately $1.76 million. During the quarter ended June 30, 1999, Mr. Smith tendered 3,000,000 shares of the Company's common stock. The market value of these tendered shares, $1,050,000 was applied to Mr. Smith's promissory note to the Company. These shares were simultaneously purchased by USV Partners, LLC ("USV Partners") by creation of a note receivable from USV Partners in the amount of $1,050,000.

During the quarter ended June 30, 1999, the Company recorded a reserve of $238,340 against the remaining value of the promissory note from Mr. Smith. The reserve was recorded to recognize an impairment in the value of the collateral securing the note, Mr. Smith's common stock representing his 51% ownership of TMD. The net carrying value of the note receivable from Mr. Smith was $319,126 as of September 30, 1999.

5.       NOTE RECEIVABLE - USV PARTNERS

The note receivable - USV Partners at September 30, 1999, represents an obligation of USV Partners to purchase all of the 3,000,000 shares of Mr. Smith's common stock, which was tendered in partial payment of his promissory note. During the quarter ended September 30, 1999, the note was reduced by amounts received from USV Partners. As of September 30, 1999, the net amount, including accrued interest, due to the Company from USV Partners was $48,502. Gregory Earls the President and Chief Executive Officer of the Company, is the sole member of USV Management, LLC, the manager of USV Partners. As of October 15, 1999 the note receivable - USV Partners has been fully satisfied.

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

The Preferred Stock has a dividend rate of nine percent, payable annually on April 1, beginning retroactively in 1999. The dividend, at the discretion of the Board of Directors of the Company, was accrued and applied to the "Note Receivable - USV Partners" mentioned above, in the amount of $336,484, which represented the accumulated dividend due to USV Partners, through June 30, 1999. During the quarter ended September 30, 1999, an additional $111,705, representing the preferred dividend for that quarter, was accrued and applied to the "Note Receivable - USV Partners" mentioned above. The dividend rate will increase to 11% upon certain "triggering events", as defined, which are generally events of default.

Shares of the Preferred Stock are convertible into shares of common stock from issuance through January 12, 2004. The preferred shares can be converted into that number of common stock shares determined by dividing the stated value of $10.00 per share plus accrued and unpaid dividends, by a conversion price of $.41 and multiplied by a Conversion Factor, as defined. The Conversion Factor is initially 1.00, as adjusted from time to time, so as not to dilute the number of shares of common stock that would be received upon conversion of the Preferred Stock. The Company is required to reserve 12.2 million shares of common stock for conversion of the Preferred Stock. The Company, at its option, may redeem the Preferred Stock in the event that the daily average closing price of the common stock is $2.50 or greater for 20 consecutive trading days. The redemption price is equal to the stated value of $10.00 per share plus accumulated and unpaid dividends.

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

7.      SEGMENT INFORMATION

During 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. The Company's chief operating decision makers aggregate operating segments based on the location of the segment and whether it is prison-based or free-world. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has four reportable segments. The four reportable segments are USXX (Washington, DC), LTI (Lockhart, Texas) ("LTI Lockhart), TMD (Georgetown, Texas) and LTI (Blythe, California) ("LTI Blythe"). USXX is the corporate office, LTI Lockhart is a prison-based manufacturer of computer circuit boards, TMD is a free-world manufacturer of computer circuit boards and LTI Blythe is a prison-based manufacturer of modular office furniture components. Segment amounts disclosed are prior to any elimination entries made in the consolidation.

Summary information by segment as of and for the nine months ended September 30, 1999 and 1998 follow (in thousands):

                                                                     LTI
                               USXX       Lockhart      TMD (1)     Blythe       Other        Total
                               ----       --------      -------     ------       -----        -----
1999

Net sales                    $    --       $ 1,529       $ 948       $ 777       $  37       $ 3,291
Operating Profit (loss)       (1,151)         (723)        (66)       (201)       (114)       (2,255)
Total Assets                   2,958           620          --         489         170         4,237

1998

Net sales                    $    --       $ 3,512       $  --       $  --       $  83       $ 3,595
Operating Profit (loss)         (874)          536          --          --        (110)         (448)
Total Assets                   4,873           944          --         205         311         6,333

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

On February 12, 1999, concurrent with his purchase of GWP and GWP's 51% interest in TMD, Mr. Smith resigned his position as an officer and director of the Company. On and since that date Mr. Smith has tendered or forfeited all of his approximately 6.3 million shares of the Company's common stock in partial payment for his purchase of GWP. Mr. Smith was replaced as the Company's President and Chief Executive Officer by Gregory Earls. Mr. Earls is also President of USV Partners, the company that has entered into an agreement with the Company to purchase $5 million of the Company's preferred stock. Mr. Earls is working with the Company's management personnel to further reorganize the Company.

Results of Operations

The following analysis compares the results of operations for the three-month and nine-month periods ended September 30, 1999 to the comparable periods ended September 30, 1998.

  Net sales during the three months ended September 30, 1999 were $600,232, compared to $930,202 during the three months ended September 30, 1998. The decrease in net sales in the amount of $ 329,970, was due to a decline in sales in the Company's LTI Lockhart facility, as a result of the reorganization of the facility. This reorganization includes the hiring of a new plant manager and the installation of equipment, which will replace tasks, which were previously performed manually.

  Net sales during the nine months ended September 30, 1999 were $3,290,986, compared to $3,594,913 during the nine months ended September 30, 1998. The decrease in net sales in the amount of $303,927, includes $948,176 from the Company's interest in TMD, which was sold in February 1999. Without regard to the sales from TMD, the Company's sales for the nine-month period ended September 30, 1999, declined by $1,252,103, as a result of the reorganization mentioned above.

  In the three months ended September 30, 1999, cost of goods sold was $670,910, which represented 112% of net sales. During the three months ended September 30, 1998, cost of goods sold was $ 784,781, which represented 84% of net sales. The increase in cost of goods sold was a result inventory adjustments to reflect loss of certain customers and not reducing manufacturing payroll and fixed costs to match the decline in sales.

  In the nine months ended September 30, 1999, cost of goods sold was $3,913,843, which represented 119% of net sales. During the nine months ended September 30, 1998, cost of goods sold was $ 2,575,846, which represented 72% of net sales. The increase in cost of goods sold was a result inventory adjustments to reflect loss of certain customers and not reducing manufacturing payroll and fixed costs to match the decline in sales.

  Selling expenses during the three months ended September 30, 1999 were $4,314, representing 1% of net sales. During the three months ended September 30, 1998, selling expenses in the amount of $31,397 represented 3% of net sales. These expenses decreased primarily due to the decrease in sales revenue mentioned above.

  Selling expenses during the nine months ended September 30, 1999 were $29,994, representing 1% of net sales. During the nine months ended
  September 30, 1998, selling expenses in the amount of $97,799 represented 3% of net sales. These expenses decreased primarily due to the decrease in sales revenue mentioned above.

  General and administrative expenses during the three months ended
  September 30, 1999 were $130,560, which represented 22% of net sales. During the three months ended September 30, 1998, general and administrative expenses were $518,883 , which represented 56% of net sales. The decrease in general and administrative expenses is the result of the downsizing of the Company's corporate staff, which occurred in the quarter ended March 31, 1999. The downsizing resulted in the recognition of $228,275 in severance costs in the quarter ended March 31, 1999.

  General and administrative expenses during the nine months ended
  September 30, 1999 were $956,890, which represented 29% of net sales. During the nine months ended September 30, 1998, general and administrative expenses were $1,369,544, which represented 38% of net sales. Decreases in general and administrative staffing costs during the nine months ended September 30, 1999 were offset by legal and accounting expenses related to the reorganization and the write-off of certain costs associated with the proposed acquisition of Affordable Interior Systems.

  During the nine months ended September 30, 1999, the Company recognized operating expenses of $416,834, due to the impairment of certain assets. The expenses consisted of a $238,340 reserve against collectability the note receivable - sale of subsidiary and a write off of $178,494 of goodwill which had been recognized as a result of purchasing certain production assets for the LTI Blythe facility at less than their fair value. There were no comparable charges during the nine months ended September 30, 1998.

  During the nine months ended September 30, 1999, the Company recognized $228,275, in severance costs related to the downsizing of the Company's corporate staff. There were no comparable charges during the nine months ended September 30, 1998.

  During the three months ended September 30, 1999, the Company had a net loss available to common shareholders of $(310,999) or $(0.01) per weighted-average share. During the three months ended September 30, 1998 the company reported a net loss available to common shareholders of $(306,409) or $(0.01) per weighted-average share. The loss for the three months ended September 30, 1999, includes a $111,705 dividend on the Company's convertible preferred stock.

  During the nine months ended September 30, 1999 the Company had net loss available to common shareholders of $(1,811,641) or $(0.06) per weighted-average share. During the nine months ended September 30, 1998, the Company reported a net loss of $(233,336) or $(0.01) per weighted-average share. The loss for the nine months ended September 30, 1999, includes a $448,189 dividend on the Company's convertible preferred stock and an accretive dividend of $154,641 as a result of completion of the subscription of the Company's convertible preferred stock.

Liquidity and Capital Resources

During the nine months ended September 30, 1999 and 1998, the Company experienced negative operating cash flows of $1,554,762 and $1,225,767 respectively. Negative operating cash flows in the nine months ended
September 30, 1999 resulted principally from the operating loss incurred during that period and reductions in accrued expenses of $292,496, offset by a non-cash charge of $416,834 due to impairment of certain assets, reductions in inventories of $269,164 and reduction of $193,000 in accounts receivable. Negative operating cash flows in the nine months ended September 30, 1998 resulted primarily from an operating loss and increase in accounts receivable of $345,601, inventory of $200,051 and prepaid expenses of 195,419, attributable to increased sales volume.

Net cash provided by investing activities of $125,222 during the nine months ended September 30, 1999, was primarily the result of cash advances to TMD offset by cash proceeds from the sale of TMD and equipment purchases of $219,535. Net cash used of $1,352,273 during the nine months ended
September 30, 1998 was to purchase the 51% interest in TMD and to make equipment purchases.

Net cash provided by financing activities of $1,352,078 during the nine months ended September 30, 1999 was primarily due to the receipt of net proceeds from the subscription of preferred stock. Net cash provided by financing activities of $3,571,436, during the nine months ended September 30, 1998 was primarily due to the receipt of net proceeds from the subscription of preferred stock and the issuance of common stock.

As identified by the above discussion and analysis, regardless of the impairment of assets charge, the Company did not produce a profit from operations in the quarter ended September 30, 1999. Management has initiated steps to further reorganize the Company, increase sales and reduce unnecessary costs. However, to return the Company to profitability will require additional working capital. To provide for this working capital, the Company is negotiating with private investors to raise $2 to $3 million through a convertible preferred stock subscription, similar to the $5 million convertible preferred stock subscription completed with USV Partners in the quarter ended June 30, 1999. While the Company is using its best efforts to complete the negotiations for this investment, a successful outcome can not be assured.

Inflation

Inflation has not had a material impact on the Company's operations.

New Accounting Pronouncements

None applicable.

 Year 2000

In 1999, the Company assessed its computer systems and those of its subsidiaries and determined that much of the software used for order entry, billing, inventory management, job costing and other accounting functions would either need to be upgraded or replaced in order to be year 2000 compliant. To date, the Company has incurred expenses of approximately $2,000 in connection with software upgrades. Although the Company is still in the process of determining the most cost-effective means of upgrading or replacing its remaining non-year 2000 compliant software, it anticipates that these additional expenses will not exceed $10,000. The Company estimates that all of its critical software will be year 2000 compliant before the end of the fourth quarter of 1999. Should the Company not be able to successfully convert its computer hardware and operating systems to be year 2000 compliant, the Company would be able to operate manually for some period of time without experiencing a significant negative impact on its operations.

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

PART II.  OTHER INFORMATION

ITEM 1. THROUGH ITEM 4.     Not applicable.


ITEM 5.            OTHER INFORMATION.

On October 27, 1999, the Company entered into an agreement with Wackenhut Corrections Corporation and American Quantum Cycles under which modifications will be made to correctional facilities located in South Bay and Moore Haven, Florida for the purposes of fabricating, painting and polishing motorcycle parts. The Company will manage various aspects of the manufacturing process for American Quantum, while American Quantum will retain responsibility for monitoring quality control. Production activities under this agreement are expected to commence in December 1999, with the first phase consisting of the polishing of aluminum and stainless steel motorcycle parts.

Effective November 6, 1999, the sole customer of the Company's LTI Blythe facility, cancelled their production contract. Currently the Company does not have other production work to locate in this facility. The Company is actively seeking other customers for the facility, however, the length of time the facility will remain idle cannot be estimated at this time. The out of pocket costs of keeping the facility open until additional customers can be located is less than $20,000 per month.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibit is filed with this report:

Exhibit No.       Description
27.1              Financial Data Schedule (for SEC use only)

During the quarter ended September 30, 1999, there were no reports filed on Form 8-K.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     U.S. TECHNOLOGIES INC.



DATE: November 12, 1999              BY:  /s/ Gregory Earls
                                          -----------------
                                          Gregory Earls
                                          President and CEO

                                 Exhibit Index


Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule (for SEC use only)