Form 10-K
period 1999-12-31
U S TECHNOLOGIES INC
filed 2000-04-10
CIK 810130

                                   Form 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            -----------------------


          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999


          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission file number 0-15960


                             U.S. TECHNOLOGIES INC.
            (Exact name of Registrant as specified in its charter.)

            State of Delaware                           73-1284747
    (State of other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

                      2001 Pennsylvania Avenue, Suite 675
                              Washington, DC 20006
                   (Address of principal executive offices.)

       Registrant's telephone number, including area code: (202) 466-2100

                            -----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]   NO [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 20, 2000 was approximately $ 72,582,000.

The number of shares outstanding of the Registrant's Common Stock, par value $0.02 per share, at March 20, 2000 was 29,444,278 shares.

                               Table of Contents


PART I

Item 1.    Business                                                                             1

Item 2.    Properties                                                                           6

Item 3.    Legal Proceedings                                                                    7

Item 4.    Submission of Matters to a Vote of Security Holders                                  8

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                8

Item 6.    Selected Financial Data                                                              9

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                               10

Item 8.    Financial Statements and Supplementary Data                                         16

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures                                                               47


PART III

Item 10.   Directors and Executive Officers of the Registrant                                  48

Item 11.   Executive Compensation                                                              50

Item 12.   Security Ownership of Certain Beneficial Owners and Management                      51

Item 13.   Certain Relationships and Related Transactions                                      53


PART IV

Item 14.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K                   55

Signatures                                                                                     56

                                     PART I



ITEM 1.   BUSINESS

OVERVIEW

U.S. Technologies Inc. (the "Company"), is engaged directly and indirectly through its wholly owned subsidiary, Labor-to-Industry Inc. ("LTI"), in the operation of industrial facilities located within both private and state prisons, which are staffed principally with inmate labor. These prison-based operations are conducted under the guidelines of the 1979 Prison Industry Enhancement (PIE) program. On February 22, 2000, the Company announced that it reached a definitive agreement to acquire E2Enet, Inc. ("E2E"), a privately held Internet incubator company, and on April 5, 2000, this agreement was amended so the acquisition could qualify as a tax-free transaction. E2E has made early stage investments in several development stage business-to-business (B2B) and business-to-consumer (B2C) e-commerce businesses. The Company's acquisition of E2E is expected to close in April once all closing conditions have been satisfied.

The Company believes that its acquisition of E2E will provide the Company with a platform to establish a position in the growing e-commerce industry. The Company believes that the completion of the E2E Acquisition will enhance the Company's opportunities for both investment in and creative development of promising early stage B2B and B2C e-commerce ventures. Further investments in this industry are intended primarily to comprise controlled subsidiaries engaged in the development or operation of B2B business. The Company also is in the process of expanding its management team to include technology and e-commerce expertise.

E2E ACQUISITION

The terms and conditions for the Company's acquisition of E2E (the "E2E Acquisition") are contained in the Stock Exchange Agreement, dated as of February 21, 2000, entered into by the Company, E2E and certain stockholders of E2E, as amended (the "E2E Acquisition Agreement"). The Company initially agreed to acquire E2E by purchasing all of E2E's outstanding stock in exchange for shares of a Series B Mandatorily Convertible Preferred Stock, par value $0.02 per share ("Series B Preferred Stock"), to be newly created by the Company. However, in late March 2000, it became clear that if the E2E Acquisition remained structured as a share exchange, the transaction would not qualify for treatment as a tax-free exchange because certain stockholders of E2E would receive consideration other than voting stock of the Company. To preserve the tax-free nature of the E2E Acquisition, the Company, E2E and certain stockholders of E2E agreed on April 5, 2000 to change the structure of the E2E Acquisition from a share exchange to a merger between E2E and a wholly-owned subsidiary of the Company, U.S. Technologies Acquisition Sub, Inc. ("U.S. Technologies Acquisition"). Accordingly, the Company proposes to acquire E2E by causing U.S. Technologies Acquisition to merge with and into E2E. U.S. Technologies Acquisition will be the surviving corporation of this merger, and upon the consummation of this merger, U.S. Technologies Acquisition will change its name to E2E Net, Inc. As a result, upon the completion of the E2E Acquisition, E2E will become a wholly owned subsidiary of the Company.

When the E2E Acquisition closes, E2E's stockholders will be issued shares of Series B Preferred Stock, which will have a stated liquidation preference aggregating approximately $11,200,000, and certain minority stockholders of E2E will also receive options to purchase shares of the Company's common stock, par value $0.02 ("Common Stock"). Upon their mandatory conversion as described below, these shares of Series B Preferred Stock will be converted into approximately 56,000,000 shares of Common Stock.

The Company agreed, under the E2E Acquisition Agreement, to raise at least $6,250,000 and up to $10,000,000 of new capital funds at or prior to the closing of the E2E Acquisition. To raise these funds, the Company recently commenced the private placement sale of $1,250,000 of additional shares of its Series A Convertible Preferred Stock, par value $0.02 (the "Series A Preferred Stock"), to USV Partners, LLC ("USV"), a limited liability company controlled by Gregory Earls, the Company's Co-Chairman and Co-Chief Executive Officer, which is the Company's largest shareholder, and at least $5,000,000 and up to $8,750,000 of its newly created Series C Mandatorily Convertible Preferred Stock, par value $0.02 ("Series C Preferred Stock"), to accredited investors. The Company has thus far received subscriptions or indications of interest for the purchase of approximately $5,200,000 of its Series C Preferred Stock, of which approximately $3,000,000 consists of subscriptions by USV. In connection with the private placements of the Series A Preferred Stock and the Series C Preferred Stock, the Company has received to date subscriptions for a total of approximately $6,450,000. The Series C Preferred Stock would be convertible into shares of Common Stock at a conversion price per share ranging from $0.90 to $2.00, which will be determined based on the closing sale price for a share of Common Stock on the closing date of the E2E Acquisition, as quoted on the OTC Bulletin Board. The proceeds of these offerings will be used primarily to finance additional investments in new and existing Internet businesses that focus on B2B and B2C e-commerce, the payment of costs incurred and liabilities assumed in connection with the E2E Acquisition and related business transactions and ongoing working capital needs.

The Company intends, and is required by the E2E Acquisition Agreement to call a meeting of its stockholders for the purpose of amending the Company's Restated Certificate of Incorporation. The proposed amendment (the "Charter Amendment") will increase the number of shares of Common Stock the Company is authorized to issue to an amount sufficient to permit the conversion to Common Stock of all of the Company's then-outstanding shares of all of its authorized and designated series of convertible preferred stock, including the Company's Series A Preferred Stock, the Series B Preferred Stock to be issued to E2E's stockholders, and the Series C Preferred Stock. In addition to authorizing a sufficient number of shares of Common Stock to permit conversion to Common Stock of all of the Company's outstanding shares of convertible preferred stock, the Charter Amendment's proposed increase to the number of shares the Company is authorized to issue will also include an amount sufficient to permit the conversion to Common Stock of any other then-outstanding securities or options, which are convertible into or otherwise permit the holder thereof to purchase or otherwise receive shares of Common Stock. Upon the acceptance of the Charter Amendment by the Secretary of State of the State of Delaware, the Series B Preferred Stock and the Series C Preferred Stock will automatically be converted into shares of Common Stock. USV has also indicated its intention to convert all of its shares of Series A Preferred Stock to Common Stock at that time.

The Company also announced that it will expand its Board of Directors in connection with the completion of the E2E Acquisition. The new directors will also stand for election at the Company's next annual meeting, which also is when the Company expects to present the Charter Amendment for Stockholder approval. These new directors will be:

         - General Alexander M. Haig, Jr., former Secretary of State and White House Chief of Staff;

         - The Honorable George J. Mitchell, former Senator from Maine and Senate Majority Leader;

         - The Honorable William H. Webster, former Director of both the FBI and CIA;

         - Rick Rickersten, partner at Thayer Capital, a leading investment management firm headquartered in Washington, D.C.;

         - Hal Wilson and Peter Schiff, Managing Directors of Northwood Ventures LLC and Northwood Capital Partners LLC, venture capital investment firms headquartered in New York; and

         - Arthur Maxwell, President of Affordable Interior Systems, Inc., one of the 25 largest commercial furniture manufacturers in the United States.

E2E has various interests in several development stage Internet e-commerce companies. These portfolio companies principally include:

         - Buyline.net, Inc. ("Buyline"). Buyline is a developer of B2B e-commerce applications, and is developing a proprietary Internet software program designed to be a universal platform for entry-level B2B e-commerce, linking buyers and sellers. Buyline's application for RFP/RFQ technology (Request for Proposal/Request for Quotation) will be used in a full range of on-line advertising, on Internet based directories, and in commercial web sites.

         - VIPRO Corporation ("Vipro"). Vipro is an Internet surety company, which provides repair guarantees against viruses that harm computers. The Company has e-commerce relationships with a leading Internet utility company, a credit card association, one of the largest warranty claims administrators in the world and over 170 Internet service providers.

         - Urban Box Office Network, Inc. ("UBO"). UBO is a developer of networked multi-media web sites that will provide e-commerce services to participants interested in urban culture, information, entertainment and products.

         - OneMade, Inc. ("OneMade"). OneMade is a developer of an e-commerce community that will serve participants in the arts, crafts, and hobby industries. OneMade intends to connect wholesalers, retailers, consumers and artists in these fields.

         - bluemercury, Inc. ("bluemercury"). bluemercury operates an e-commerce site for upscale cosmetic products and accessories. It intends to pursue a "clicks and bricks" strategy by also acquiring high-end cosmetic specialty retailers.

         - MEI Software Systems, Inc. ("MEI"). MEI provides customized software systems to manage the databases of trade associations, professional associations, fund-raising organizations and chambers of commerce.

The Company intends to restructure some of E2E's investments in its portfolio companies and provide these entities with additional working capital to stimulate their further growth and expansion. E2E's initial investment in Buyline will be restructured and increased so that Buyline becomes a controlled operating subsidiary. On February 28, 2000, Buyline and the Company entered into an Agreement in Principle (the "Buyline Agreement"), which provides that E2E will invest $3,000,000 in Buyline and will receive in exchange shares of Buyline's common stock. This investment will consist of (1) the conversion of E2E's existing loans to Buyline (including accrued interest), (2) acknowledgment of in kind services already rendered, and (3) an additional $1,000,000 cash investment. In addition, the two principal stockholders and creditors of E2E will each invest $250,000 in Buyline. Simultaneous with entering into the Buyline Agreement, the Company hired a technology executive who will become Buyline's President and Chief Executive Officer.

The Company presently expects to complete definitive documentation for, and to complete, the Buyline restructuring shortly after closing the E2E Acquisition. Upon the consummation of the transactions contemplated by the Buyline Agreement, the Company, through E2E, will be the controlling shareholder of Buyline, and will designate and supervise the Buyline management team.

Also, on March 13, 2000, the Company reached an agreement with Vipro to invest directly or indirectly through E2E an additional $1,000,000 in Vipro, on or before April 12, 2000, in exchange for additional equity in the form of shares of Vipro's Series B Convertible Preferred Stock. On the same day, one of the principal creditors and stockholders of E2E that will become a stockholder of the Company upon the completion of the E2E Acquisition invested $1,000,000 in Vipro on terms identical to the Company's pending investment.

E2E has not been actively involved in the development of its portfolio companies' business strategies, operations and management teams. Many of these portfolio companies are now largely supported by later stage investors and managed by executive groups independent of E2E. With the exception of Buyline, it is anticipated that E2E will retain its minority equity position in these original portfolio companies. It is anticipated that in the future the Company principally will follow the investment precedent established by its proposed restructuring of Buyline by seeking ownership positions, voting interests and management roles in new portfolio companies that provide the Company, through E2E, operating control of such portfolio company.

Further information about E2E, its investments in the existing portfolio companies and the restructuring of Buyline will be included in future reports by the Company after these transactions are complete. The proxy materials for the Company's meeting of stockholders at which the Charter Amendment will be presented for approval by holders of the Company's Common Stock and Series A Preferred Stock (the terms of the Series B and Series C Preferred Stock do not permit them to vote on this proposal, but otherwise permit them to vote as if already converted to Common Stock) will provide both explanatory and financial information.

OUTSOURCING OPERATIONS

The Company is an "outsourcing company" soliciting manufacturing, assembly, repair, kitting and fulfillment services from Fortune 1000 and other select businesses. The Company performs its services utilizing prison labor under the Prison Industry Enhancement Program ("PIE"). Congress created the PIE program in 1979 to encourage states and local units of government to establish employment opportunities for prisoners that approximate private sector work opportunities. The program is designed to place inmates in a realistic working environment, pay them the local prevailing wage for similar work, and enable them to acquire marketable skills to increase their potential for successful rehabilitation and meaningful employment upon release. The PIE Program has two primary objectives:

         To generate products and services that enable prisoners to make a contribution to society, help offset the cost of their incarceration, compensate crime victims, and provide inmate family support.

         To provide a means of reducing prison idleness, increasing inmate job skills, and improving the prospects for successful inmate transition to the community upon release.

The Company, directly or indirectly through its wholly-owned operating subsidiary LTI, employs a portion of the inmates at each prison facility through a competitive process and designs the work environment to motivate and train each participant in the specific job skills of the contracted work and the general skills required to obtain and hold long-term employment as well as how to advance in employment in a competitive work environment. This training is crucial for many prisoners, who may have never held a job before their conviction. The PIE program allows for up to 80% of the prisoners' wages to be withheld for the purpose of paying restitution to victims, fines, reimbursing the cost of incarceration, alimony, child support, taxes and a restricted savings account. In this way, the PIE program aids in reducing costs to taxpayers and is a savings vehicle to assist the former inmate's transition back into society. Further, the program has been very successful in reducing the rate of recidivism, within the participating inmate population, according to the Federal Bureau of Justice and Assistance.

In August 1997, the Company entered into an agreement with Wackenhut Corrections Corporation ("WCC") whereby WCC agreed to allow the Company to operate as its "industry partner" in any correctional facility managed by WCC. WCC also agreed to determine the products it purchases from third parties, and to the extent possible, purchase such products from the Company. WCC operates 47 corrections facilities in the United States, Australia, England and Canada and is the second largest manager of privatized correctional facilities in the United States. In February 1998, the Company reached an agreement with the states of California and Florida to expand its operations into corrections facilities managed by those states.

LTI operates an electronics manufacturing plant at WCC's Lockhart, Texas corrections facility. The Company currently operates a furniture manufacturing plant in a California Department of Corrections facility located in Blythe, California. The Company's customer call center operation, which had been located in a Utah Department of Corrections facility located in Draper, Utah, ceased operations during the first quarter of 1999 and has not reopened. The Company is currently awaiting the completion of the construction of a motorcycle parts operation, which is located in a WCC facility in South Bay, Florida.

The Company was incorporated on September 9, 1986. The Company's principal executive offices are located at 2001 Pennsylvania Avenue, NW, Suite 675 in Washington, DC 20006, and its phone number is (202) 466-2100.

BUSINESS STRATEGY. The Company's strategy is to establish itself as a national leader in the employment of prison labor in a variety of business sectors. To that end, the Company utilizes the PIE program to perform its services by using a low-cost, but highly-motivated labor pool, in modern, clean and efficient facilities. The Company intends to operate the business in a simple and straight-forward manner by maintaining corporate overhead at its present level during the Company's expansion. The Company's strategy also includes the following:

         Utilize existing expertise in electronics manufacturing to seek new business opportunities and to fully utilize all of LTI's electronic assembly facility in Lockhart, Texas;

         Provide ancillary services such as the assembly of kits (kitting) and installation of parts associated with the primary electronics manufacturing process;

         Expand the Company's furniture manufacturing operations by increasing its modular furniture production capabilities and introducing other furniture products; and

         Evaluate the Company's ability to provide fulfillment services.

Management believes that additional capacity can be added, beyond the existing facilities, without significant additional corporate overhead.

GROWTH STRATEGY. The Company has established a sound working relationship with WCC and seeks to expand that relationship by going into additional WCC facilities with available industry workspace to establish successful

PIE programs. The Company is also working with state-run (non-privatized) correctional facilities where industry work space is available to establish PIE work programs. In addition to LTI's successful electronics manufacturing facility in Lockhart, Texas, the Company will open a motorcycle parts manufacturing and assembly facility in a WCC facility located in South Bay, Florida during the second quarter of 2000 and continue to seek additional customers for its furniture manufacturing facility located in Blythe, California. The Company is evaluating several options regarding its opportunities for entry into the fulfillment industry. The Company is also evaluating the strategic acquisition of successfully run companies whose services and products would be suitable for expansion into a prison industry work program.

SALE OF GWP, INC. On October 5, 1998, the Company's wholly-owned subsidiary, GWP, Inc. ("GWP"), purchased 51% of the outstanding voting capital stock of Technology Manufacturing and Design, Inc. ("TMD"), an EMP located in Austin, Texas. GWP paid cash of $730,000 for this equity interest in TMD, an amount that was loaned by the Company to GWP for the express purpose consummating this acquisition. Between the date of the purchase of TMD's shares and February 11, 1999, the Company contributed, through GWP, an approximately additional $1,206,000 to TMD for working capital purposes. On February 15 1999, as part of a severance agreement, the Company sold GWP to Kenneth H. Smith, the former President and Chief Executive Officer of the Company, for approximately the total amount invested by the Company in GWP and TMD. See "Certain Relationships and Related Transactions."


         PRODUCTS AND SERVICES

Through LTI, the Company's operations have been primarily focused in two industries, electronics manufacturing (EM) and furniture manufacturing. The EM industry has been characterized by rapid growth and aggressive competition based on improving technology and decreasing cost. In 1998, the Company entered the furniture manufacturing and the customer call center industries. The Company ceased its call center operations during the first quarter of 1999. During 2000, the Company is scheduled to open a facility, which will provide parts manufacture and assembly services to a motorcycle manufacturer.

Electronics Manufacturing. As a member of the electronics manufacturing provider ("EMP") industry the Company, through LTI, provides several services including contract manufacturing, cable and wire harness assembly and printed circuit board assembly. Given the emergence of new technologies and the proliferation of electronics into virtually all segments of the world economy, management believes the Company is poised for significant sustainable growth in the years ahead.

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

Furniture Manufacturing. Through its furniture manufacturing facility, the Company manufactures panels and associated parts for use in the office workstation industry. The Company's automated facility is capable of producing a high quality panel comparable to those produced and sold by Herman Miller and Steelcase. The Company's product is designed to be interchangeable with several manufacturers of office furniture.

Motorcycle Manufacturing. The Company's motorcycle parts manufacturing and assembly facility, which will be located in a WCC facility in South Bay, Florida, is scheduled to begin operations in the second quarter of 2000. Initially, the facility will be manufacturing, painting and polishing various motorcycle body parts with the intention of eventually accomplishing complete parts manufacture and assembly of motorcycles.

         CUSTOMERS AND MARKETS

Within the EMP industry the Company promotes its services primarily in the Southwest region of the United States. The market for its EM services is the multi-billion dollar electronics industry. LTI specializes in production of circuit boards which are ordered in shorter production runs and therefore do not have to compete with the larger companies in the industry who have invested millions of dollars in high speed production equipment capable of continuous production runs creating hundreds of thousands of boards. LTI's customer base consists of over 200 customers, none of whom accounted for more than 15% of the Company's 1999 sales volume.

The major market served by the Company's furniture manufacturing facility is the replacement workstation market. This market is dominated by a few large companies who offer alternatives to purchasing the higher priced products of Herman Miller and Steelcase. These companies offer finished products which are interchangeable with the more expensive products, but at a considerably lower price. In November 1999, the Company's contract with Affordable Interior Systems, the only customer of Blythe, was cancelled. The Company has since contracted with another manufacturer and started producing their panels in January 2000. This manufacturer requires approximately one-shift of the operating capabilities of the Blythe facility. The Company is actively seeking other customers to increase the plant's output.

The Company's motorcycle assembly plant will, initially, have only one customer, American Quantum Motorcycles ("American Quantum"). However, the Company will explore other customer opportunities in conjunction with American Quantum. The contract with American Quantum involves marking up the Company's labor component of the facility while passing through and being reimbursed in full for all other costs incurred to operate the facility.

The Company is dependent upon certain customers for a major portion of its sales. High End (a customer of the LTI segment) accounted for 15% of sales for the years ended December 31, 1999. The sales of services to IBM represented approximately 43% and 66% for the years ended December 31, 1998 and 1997, respectively. Texas Instruments accounted for approximately 7% and 19% of total sales for the years ended December 31, 1998 and 1997, respectively. Amounts due from three customers, Dell, Vektronix (customers of the LTI segment) and AIS (a customer of the LTI - Blythe segment), constituted 87% of the Company's accounts receivable at December 31, 1999. IBM and Texas Instruments, along with other customers, High End Systems and Wyle EMG, comprised approximately 16% of net accounts receivable at December 31, 1998. The Company generally does not require collateral on its trade accounts receivable.

         SUPPLIERS AND RAW MATERIALS

The raw materials used in each of the Company's industry segments are widely available from numerous suppliers. The Company does not anticipate any difficulty in obtaining sufficient quantity and quality of raw materials to satisfy the requirements of its customers.

         COMPETITION

The competition in the Company's EM and furniture manufacturing segments consists of numerous small, regional companies and a significantly smaller group of large national companies. The Company competes directly with the smaller regional companies and avoids the markets dominated by the national companies. When competing with smaller regional companies, the Company has a distinct cost advantage created through the use of provided manufacturing facilities and not having to provide the same benefits, (medical, dental, etc.) to prison inmates as companies that rely exclusively on free-world employees.

In the case of the motorcycle parts facility, the Company has no direct competition, as the Company has a contract to produce the manufacturing requirements of American Quantum. However, the Company's revenues will be directly effected by the competitive market conditions in the road bike industry where American Quantum competes in an industry dominated by Harley Davidson, Honda and to a lesser extent, BMW.

REGULATION OF THE PIE PROGRAM

Congress created the PIE Program in 1979 to encourage state and local governments to establish employment opportunities for prisoners that approximate private sector work opportunities and conditions. The program is designed to place inmates in a realistic working environment, pay them the state or Federal minimum or prevailing wage for similar work (whichever is greater), and enable them to acquire marketable skills and work habits to increase their potential for successful rehabilitation and meaningful employment upon release. The U. S. Department of Justice's Bureau of Justice Assistance administers the PIE Program through its Corrections Branch. Each certified PIE Program must be determined to meet certain statutory and guideline requirements so as to safeguard free world labor and industry and to protect free enterprise. Mandatory criteria for participation in the PIE Program are as follows: (a) inmates must be paid the prevailing local wage or state or Federal minimum wage, whichever is greater, to protect private business from unfair competition that would otherwise stem from the flow of low-cost, prison made goods into the marketplace; (b) workers compensation and unemployment compensation benefits must be provided; (c) inmate participation in the program must be voluntary and in writing; (d) organized labor and local private industry must be consulted prior to the initiation of a new PIE industry; (e) participating companies must have written assurances from the appropriate state agency that the new PIE industry will not result in the displacement of workers employed prior to the program's implementation, does not occur in occupations in which there is a surplus of labor in the locality, and does not impair existing contracts for services; (f) deductions (not to exceed 80%) must be made from the inmates pay for taxes, reasonable charges for room and board, family support, victims compensation fund, and a mandatory savings account for the inmate, the proceeds of which are available upon release. In addition, each prison is also subject to laws and regulations concerning the operation, management and supervision of prisoner employees, which affects the operation of each of the Company's facilities. The Company's PIE operations are also subject to all governmental workplace regulations commonly associated with a service or manufacturing enterprise.

EMPLOYEES. The Company employs approximately 100 persons, 88 of whom are inmates, nine (9) of whom are production, clerical and bookkeeping staff who support manufacturing operations and three (3) of whom are members of executive management. None of the Company's employees are represented by a union. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

LEASES AND FACILITIES

The Company's wholly-owned subsidiary, LTI operates in a minimum security prison under an agreement with WCC, the Texas Department of Criminal Justice ("TDCJ"), the Division of Pardons and Parole (the "Division") and the City of Lockhart, Texas. The lease on the Lockhart facility provides approximately 27,800 square feet of manufacturing and office space through January 21, 2001, and provides an automatic three year extension unless notification is given by either party at least 6 months prior to the expiration date of the current term not to renew. The amount of square footage may be increased or decreased depending upon the number of prisoners employed. The lease also provides for annual rental rates of $1 per year for the primary term and the first renewal term thereafter. Occupancy fees for successive renewal terms shall be negotiated by written agreement of the parties. It is expected that similar operating leases will be executed at other WCC facilities.

LTI also operates in a minimum-security prison at Chuckawalla Valley State Prison located in Blythe, California. The lease on the Blythe facility provides approximately 36,300 square feet of manufacturing and office space through August 31, 2003. The lease also provides for monthly payments of $726.

The facility, which the Company's motorcycle parts operation will occupy, is located in a WCC minimum security prison located in South Bay, Florida. The lease on the South Bay facility provides approximately 20,500 square feet of manufacturing and office space through October of 2006. The lease provides for annual rental payments of $1.00.

The Company's executive office is currently co-located in the offices of USV in Washington, DC. The Company does not have a lease on the space it occupies and does not pay rent to USV. The Company is in the process of locating approximately 5-7,000 square feet of office space in Washington, DC, to serve as its executive offices. As of the date of this report, suitable space has not been located and leased.

The Company's operations and accounting center is currently co-located in the offices of The Spear Group in Norcross, Georgia. James V. Warren, the Co-Chairman of the Company's Board of Directors and the Co-Chief Executive Officer, is the co-founder and President of The Spear Group. The Company is negotiating a management services agreement with The Spear Group to provide operating, accounting and administrative services to the Company's prison facilities. The Company does not currently have a lease on the space it occupies at The Spear Group and does not pay rent to The Spear Group. The management agreement with The Spear Group, when executed, will include occupancy costs. See "Certain Relationships and Related Transactions".

ITEM 3.  LEGAL PROCEEDINGS.

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

On January 13, 1999, in the case styled St. John vs. Labor-To-Industry, Inc., et al, (U.S. District Court, Western District of Texas, Austin Division), Dale St. John sued LTI, WCC and others. Mr. St. John alleges that he was denied continued employment because he missed work as a result of being subpoenaed to court. He sued for back wages in an unspecified amount. On May 17, 1999, the Court dismissed this lawsuit in its entirety without prejudice.

On February 16, 1999, in the case styled Fidelity Funding vs. Ken Smith, et al, in the 14th Judicial District of Dallas County, Texas, Fidelity Funding, Inc. (Fidelity) sued Mr. Smith and the Company in the amount of $839,449, the amount allegedly owed by Technology Manufacturing and Design, Inc., ("TMD") to Fidelity under a secured credit facility extended by Fidelity to TMD in November of 1998. The suit resulted after the Company sold its wholly owned subsidiary, GWP, which owned a 51% interest in TMD to Mr. Smith and after TMD filed bankruptcy. The suit sought to enforce a payment guaranty of the Company with respect to the balance of principal and accrued interest owed by TMD to Fidelity under this secured credit facility. The bankruptcy court for the Western District of Texas permitted Fidelity to collect the remaining principal and interest due under this credit facility from the accounts receivable securing this credit facility. As a result, Fidelity decided not to pursue its action against the Company and on June 17, 1999, filed a nonsuit, dismissing this lawsuit.

On December 15, 1999, in the case styled Affordable Interior Systems, Inc. ("AIS") vs. U. S. Technologies, Inc., et al, (U.S. District Court, District of Massachusetts), AIS sued the Company alleging breach of contract, breach of covenant of good faith and fair dealing and a violation of the Massachusetts unfair trade practices statute. AIS claimed that the Company violated its exclusive supplier agreement with AIS by raising the price of panel blanks the Company had agreed to manufacture for and sell to AIS in connection with AIS's office furniture systems business. As a result, AIS alleged that it had to pay the increased amounts while it established an alternative source, and that it was entitled to a refund of those additional payments and the cost of establishing its own source. AIS also claimed that it was entitled to be reimbursed for certain expenses and fees incurred during the time period that the Company was considering purchasing AIS from its corporate owner, U.S. Office Products, which purchase did not occur. AIS sought in excess of approximately $1,400,000 in compensatory damages. AIS also sought treble damages under the Massachusetts unfair trade practices statute. The Company generally denied the claims asserted by AIS and raised certain affirmative defenses. The Company also asserted a counterclaim against AIS in the amount of approximately $200,467 plus interest for AIS' failure to pay for panel blanks the Company manufactured for AIS and delivered to it. On or about March 6, 2000, the Company and AIS reached an oral agreement under which both the claims and counterclaims asserted in this case would be dismissed and that mutual releases would be executed. On March 30, 2000, AIS and the Company executed and filed a Joint Stipulation of Dismissal Without Prejudice. During the second quarter 2000, the Company anticipates that it and AIS will execute mutual written releases relinquishing their respective claims against each other.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter ended December 31, 1999 to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "USXX".

The following table sets forth the high and low bid prices of the Company's Common Stock in the over-the-counter market for the years ended December 31, 1999 and 1998. Prices are as quoted on the OTC Bulletin Board System. Quotations reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.


                                                                Bid
                                                     High                Low
                                                     -----------------------

         1999
                  4th Quarter                        $.2500            $.1000
                  3rd Quarter                        $.4000            $.2100
                  2nd Quarter                        $.4700            $.2800
                  1st Quarter                        $.5900            $.3400

         1998
                  4th Quarter                        $.6300            $.3800
                  3rd Quarter                        $.7100            $.4200
                  2nd Quarter                        $.9000            $.6400
                  1st Quarter                        $.9200            $.4400

On March 20, 2000, the closing bid price of the Company's Common Stock, as quoted on the OTC Bulletin Board system, was $4.2500.

HOLDERS OF COMMON STOCK

As of March 20, 2000, there were 447 holders of record of the Company's Common Stock. This number is exclusive of beneficial owners whose securities are held in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company agreed, under the E2E Acquisition Agreement, to raise at least $6,250,000 and up to $10,000,000 of new capital funds at or prior to the closing of the E2E Acquisition. To raise these funds, the Company recently commenced the private placement sale of $1,250,000 of additional shares of its Series A Preferred Stock to USV, a limited liability company controlled by Gregory Earls, the Company's Co-Chairman and Co-Chief Executive Officer, which is the Company's largest shareholder, and at least $5,000,000 and up to $8,750,000 of its newly created Series C Preferred Stock, to accredited investors. The Company has thus far received subscriptions or indications of interest for the purchase of approximately $5,200,000 of its Series C Preferred Stock, of which approximately $3,000,000 consists of subscriptions by USV. The Series C Preferred Stock would be convertible into shares of Common Stock at a conversion price per share ranging from $0.90 to $2.00, which will be determined based on the closing sale price for a share of Common Stock on the closing date of the E2E Acquisition as quoted on the OTC Bulletin Board. In connection with the private placement of the Series A Preferred Stock and the Series C Preferred Stock, the Company has received to date subscriptions for a total of approximately $6,450,000. The proceeds of these offerings will be used primarily to finance additional investments in new and existing Internet businesses that focus on B2B and B2C e-commerce, the payment of costs incurred and liabilities assumed in connection with the E2E Acquisition and related business transactions and ongoing working capital needs. Upon the acceptance of the Charter Amendment by the Secretary of State of the State of Delaware, the Series B Preferred Stock and the Series C Preferred Stock will be automatically converted into shares of Common Stock. USV has also indicated its intention to convert all of its shares of Series A Preferred Stock to Common Stock at that time. See "Business - E2E Acquisition."

When the E2E Acquisition closes, E2E's stockholders will be issued shares of Series B Preferred Stock, which will have a total liquidation preference aggregating approximately $11,200,000. Upon their mandatory conversion, these shares of Series B Preferred Stock will be converted into approximately 56,000,000 shares of Common Stock. See "Business -- E2E Acquisition."

Commencing on July 9, 1998 and continuing through May 11, 1999, the Company received $5,000,000 of a total commitment of $5,000,000 under an agreement with USV which provided that the Company would issue to USV warrants to purchase 500,000 shares of Common Stock (the "Warrants") and shares of its Series A Preferred Stock pursuant to Regulation "D" promulgated under the Securities Act of 1933. Of the $5,000,000, amounts received during 1999 and 1998 were $1,300,000 and $3,700,000, respectively. The shares of Series A Preferred Stock and the Warrants were issued to USV on May 11, 1999. The net proceeds to the Company of approximately $4,850,000, after legal and other costs, were used to provide working capital to support the Company's 1999 and 1998 operations and fund the 1998 purchase of a controlling interest in TMD by the Company's wholly owned subsidiary, GWP. The Earls Family Limited Partnership made a contribution of approximately $400,000 to USV, which allowed USV to complete the payment of the $5,000,000 purchase price for the Warrants and the Series A Preferred Stock to the Company. The Earls Family Limited Partnership is a member of USV. Gregory Earls, the Co-Chairman of the Company's Board of Directors and the Co-Chief Executive Officer of the Company, controls both USV and the Earls Family Limited Partnership. Promptly after USV was issued the Warrants, USV transferred the Warrants to the Earls Family Limited Partnership. On November 29, 1999, the terms of the Series A Preferred Stock were amended to cancel the right of the holders of the Series A Preferred Stock to receive an annual dividend and to change the conversion price for the Series A Preferred Stock to $0.122. The amended Certificate of Designations, Preferences and Rights of the Series A Preferred Stock setting forth these changes was filed with the Delaware Secretary of State on December 31, 1999.

USV has the right to convert its shares of Series A Preferred Stock to Common Stock at any time. Likewise, the Earls Family Limited Partnership has the right to exercise its Warrants to purchase Common Stock at any time. If all of the outstanding shares of the Series A Preferred Stock were converted and the Warrants were exercised in full, the holders of such securities would be entitled to receive 48,149,758 shares of Common Stock. Each Warrant is exercisable for one share of Common Stock at a price of $1.00 per share. If all of USV's shares of Series A Preferred Stock were converted, USV would be entitled to receive 47,649,758 shares of Common Stock. Because that amount exceeds the number of shares of Common Stock available for issuance under the Company's Restated Certificate of Incorporation, USV and the Company entered into an agreement, dated March 1, 2000, whereby USV waived its right to convert its shares of Series A Preferred Stock until an appropriate amendment to the Company's Restated Certificate of Incorporation is filed with the Delaware Secretary of State. See "Business - E2E Acquisition."

On January 12, 1998, the Company issued 4% convertible subordinated debentures and common stock purchase warrants to purchase 275,000 shares of Common Stock exercisable at $1.00 per share, through a private placement to certain foreign investors pursuant to a claim of exemption under Regulation "S" promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The net proceeds to the Company, after legal and other costs, were $247,500, which was used to liquidate certain 1996 liabilities and provide working capital to support the Company's operations. On March 16, 2000, a holder of the common stock purchase warrants exercised its right to purchase 137,500 shares of Common Stock. As of March 20, 2000, the holders of these common stock purchase warrants have the right to purchase a total of 138,000 shares of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 is derived from the Company's audited financial statements. This information should be read in conjunction with the financial statements for 1999, 1998 and 1997 and notes thereto included elsewhere herein and "Management's Discussion and Analyses of Financial Condition and Results of Operations" included in ITEM 7., which are incorporated herein by reference.


                                                                          DECEMBER 31
                                                                          -----------
                                                1999           1998           1997           1996           1995
                                                ----           ----           ----           ----           ----

STATEMENT OF OPERATIONS DATA:
 Net sales                                  $  3,764,785   $  6,107,244   $  4,166,626   $  1,410,498   $  1,951,487
 Operating costs and expenses:
    Cost of sales                              4,458,881      5,349,459      3,424,313      2,513,672      1,764,121
    Selling expenses                              43,658        313,283         70,869        245,232        270,906
    General and administrative expenses        1,988,113      2,788,104      1,118,310        961,195      1,777,934
    Impairment of long-lived assets                   --             --      1,408,839             --             --
    Restructuring charge                              --         90,000        196,903             --             --
    Other - litigation                                --             --        252,256             --             --
                                            ------------   ------------   ------------   ------------   ------------

    Total operating costs and expenses         6,490,652      8,540,846      6,471,490      3,720,099      3,812,961
                                            ------------   ------------   ------------   ------------   ------------

 Loss from operations                         (2,725,867)    (2,433,602)    (2,304,864)    (2,309,601)    (1,861,474)

 Other expense (income)
    Gain on sale of asset                       (642,764)            --             --             --             --
    Interest                                     (28,893)       112,325         25,191         20,277        112,387
    Other                                        202,271         18,782        (87,310)       253,134       (112,773)
                                            ------------   ------------   ------------   ------------   ------------

             Total other                        (469,386)       131,107        (62,119)       273,411           (386)
                                            ------------   ------------   ------------   ------------   ------------

 Net loss                                   $ (2,256,481)  $ (2,564,709)  $ (2,242,745)  $ (2,583,012)  $ (1,861,088)
 Preferred stock dividend                        525,114             --             --             --             --
                                            ------------   ------------   ------------   ------------   ------------

 Net loss available to common
   shareholders                             $ (2,781,595)  $ (2,564,709)  $ (2,242,745)  $ (2,583,012)  $ (1,861,088)
                                            ------------   ------------   ------------   ------------   ------------

 Basic and diluted loss per common
  share                                     $      (0.10)  $      (0.09)  $      (0.08)  $      (0.14)  $      (0.12)

 Weighted average shares outstanding          28,795,278     28,996,607     26,793,999     18,555,439     14,997,532

BALANCE SHEET DATA:
 Working capital                            $   (794,439)  $   (312,828)  $   (849,592)  $   (707,467)  $    574,146
 Total assets                                  1,092,096      2,367,533        869,742      2,652,682      3,326,537
 Total debt(1)                                    41,064         47,912         54,821        144,000        840,435
 Stockholders' equity (capital deficit)         (220,792)       724,042       (419,911)     1,088,520      1,859,785

(1) Includes long-term debt, current maturity of long-term debt, capital lease obligations and notes payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included under ITEM 8.

RESIGNATION OF KENNETH H. SMITH; SALE OF GWP

On February 11, 1999, Kenneth H. Smith resigned as President and Chief Executive Officer of and as a director of the Company. Subsequent to Mr. Smith's resignation, the Board of Directors of the Company appointed Gregory Earls, a director of the Company since April 1998, as the Chief Executive Officer of the Company. Since November 29, 1999, Mr. Earls has served as the Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company with James V. Warren. See "Appointment of New Management Team".

Pursuant to the severance agreement entered into between the Company and Mr. Smith, the Company sold its wholly owned subsidiary, GWP, to Mr. Smith. The sole asset of GWP was an ownership interest in an amount of capital stock of TMD, which represented a controlling interest in TMD. This majority interest in TMD was acquired by GWP in early October 1998 for $730,000, which was contributed by the Company to GWP for the express purpose of purchasing TMD stock. In addition to contributing to GWP the funds necessary to complete the purchase of a controlling interest in TMD, from early October 1998 through February 11, 1999, the Company, through GWP, also contributed approximately $1,337,000 in working capital funds to TMD. The Company also guaranteed certain existing obligations of TMD, including the repayment of TMD's Fidelity Funding Inc.
loan,
pursuant to the Loan and Security Agreement between TMD and Fidelity
Funding, Inc., dated as of November 30, 1998.

The sale of GWP was concluded on February 15, 1999. The total purchase price for GWP was approximately $2,451,000. This amount represented the Company's estimate of its investment in TMD through February 11, 1999 and certain legal and other transactional costs Mr. Smith agreed to assume.

A portion of the purchase price for GWP was paid in the form of a promissory note executed by Mr. Smith in the principal amount of $1,234,832 bearing interest annually at the Wall Street Journal's prime rate of interest plus two percent (2%). The principal amount of Mr. Smith's promissory note and any accrued unpaid interest were due and payable in three (3) equal annual payments commencing February 15, 2000 and ending on February 15, 2002. Mr. Smith and TMD also agreed to guarantee any of TMD's obligations for which the Company was a guarantor. Repayment of the promissory note and the performance of Mr. Smith's guaranty obligations to the Company were secured by Mr. Smith's pledge to the Company of his 3,000,000 shares of the Company's Common Stock. The performance of GWP's guaranty obligations to the Company was secured by GWP's pledge to the Company of all of its stock holdings in TMD.

The remaining balance of the purchase price for GWP was paid through Mr. Smith's sale of 3,366,152 shares of Common Stock to USV, a limited liability company controlled by Gregory Earls, the Co-Chairman of the Company's Board of Directors and Co-Chief Executive Officer of the Company. The aggregate purchase price of these shares was approximately $1,076,000. USV paid this purchase price directly to the Company, which applied such funds toward the amount payable by Mr. Smith to the Company in connection with his purchase of GWP.

On April 1, 1999, following a default under Mr. Smith's promissory note, the Company exercised its rights under the pledge agreement with Mr. Smith and sold the 3,000,000 shares pledged by Mr. Smith at the closing sale price on that date for a share of Common Stock, as quoted on the OTC Bulletin Board. The closing sale price on April 1, 1999 was $0.35 per share, for a total sale price of $1,050,000. The aggregate sale price of $1,050,000, less the expenses associated with the sale, was applied in reduction of Mr. Smith's indebtedness to the Company. The 3,000,000 shares of Common Stock were sold to USV. In payment of the $1,050,000 sale price, USV executed a promissory note in favor of the Company. This promissory note was secured by USV's pledge of the 3,000,000 shares of Common Stock it purchased on April 1, 1999.

On April 15, 1999, the Company entered into a forbearance agreement with Mr. Smith pursuant to which the parties agreed the amount outstanding under the promissory note Mr. Smith executed in connection with the sale of GWP was equal to $525,000. In addition, the Company agreed to refrain from taking any further action with respect to a default under Mr. Smith's promissory note until the earlier to occur of (i) June 4, 1999, (ii) the date on which an adverse judgment is rendered against the Company by any court of competent jurisdiction in connection with its guaranty obligations of TMD, or (iii) any new default under Mr. Smith's promissory note. See "Certain Relationships and Related Transactions."

APPOINTMENT OF NEW MANAGEMENT TEAM

On November 29, 1999, the Company, James V. Warren and J.L. (Skip) Moore entered into a Management Agreement (the "Management Agreement"). Under the terms of the Management Agreement, Mr. Warren was elected a Director, Co-Chairman of the Company's Board of Directors and Co-Chief Executive Officer of the Company. In his positions as Co-Chairman and Co-Chief Executive Officer of the Company, Mr. Warren serves with Mr. Earls, whose positions as Chairman and Chief Executive Officer of the Company were modified to include Mr. Warren. Also, under the terms of the Management Agreement, Mr. Moore was elected to serve as the Company's Executive Vice-President and Chief Operating Officer. The accounting functions of the Company have also been moved from the Company's manufacturing facility at Lockhart, Texas to Atlanta, Georgia in accordance with the terms of the Management Agreement. See "Certain Relationships and Related Transactions."

RESIGNATION AND TERMINATION OF EXECUTIVE OFFICERS

On February 15, 1999, James C. Melton resigned as Executive Vice President of and as a director of the Company. Effective January 31, 2000, the Company terminated the employment of John P. Brocard. Mr. Brocard was the Senior Vice President and General Counsel of the Company.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:


                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                             1999      1998      1997      1996
                                             ----      ----      ----      ----

STATEMENT OF OPERATIONS DATA:
 Net sales                                     100%      100%      100%      100%
 Operating costs and expenses:
    Cost of sales                              118%       88%       82%      178%
    Selling expenses                             1%        5%        2%       17%
    General and administrative expenses         53%       46%       27%       68%
    Impairment of long-lived assets             --        --        34%       --
    Restructuring charge                        --         1%        5%       --
    Other - litigation                          --        --         6%       --
                                            ------    ------    ------    ------

    Total operating costs and expenses         172%      140%      155%      264%
                                            ------    ------    ------    ------

 Loss from operations                          (72)%     (40)%     (55)%    (164)%

    Gain on sale of asset                      (17)%      --        --        --
    Interest                                    (1)%       2%        1%        1%
    Other                                        5%        0%       (2)%      18%
                                            ------    ------    ------    ------

                           Total other         (13)%       2%       (1)%      19%
                                            ------    ------    ------    ------

 Net loss                                      (59)%     (42)%     (54)%    (183)%
                                            ======    ======    ======    ======

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

During the year ended December 31, 1999 the Company had net loss of $2,781,595 or $0.10 per weighted-average share, on net sales of $3,764,785 as compared to a net loss of $2,564,709 or $0.09 per weighted-average share on net sales of $6,107,244 for the year ended December 31, 1998. The net sales decrease of 38% was primarily the result of an approximate $2,000,000 sales decline at the Company's Lockhart facility due to management changes and a reorganization of the facility. Additionally, 1999 included approximately six weeks of sales for TMD ($948,000) while 1998 included thirteen weeks sales for TMD ($2,119,000). The Company's ownership interest in TMD was purchased in October 1998 and sold in mid-February 1999.

Cost of sales, in the amount of $4,458,881, increased as a percentage of net sales to 118% for the year ended December 31, 1999 from $5,349,459, which represented 88% of net sales, for the year ended December 31, 1998. The increase in the cost of sales percentage is primarily due to; Lockhart's cost of sales exceeding its sales as a result of uneconomical material purchases and inefficient use of labor, start up costs at other locations, during the period of management change and reorganization.

Selling expenses in the amount of $43,658 represented 1% of net sales during the year ended December 31, 1999 compared to $313,283 representing 5% of net sales for the year ended December 31, 1998. The decrease in the selling expenses percentage is primarily due the sale of TMD which accounted for approximately $186,000 in selling expense in 1998, but only $8,000 in 1999. The balance of the change was attributable to sales at Lockhart being produced from in-house operations personnel rather than outside commission sales people.

General and administrative expenses totaled $1,988,113 for the year ended December 31, 1999 which represented 53% of net sales, compared to $2,788,104 which represented 46% of net sales for the year ended December 31, 1998. Included in general and administrative expense for the year ended December 31, 1999 were; severance expenses of approximately $228,000, related to the former President and former Senior Vice President of the Company, approximately $196,000 of compensation expense recorded as the result of the grant of stock options, approximately $178,000 of operating expenses related to a temporary manufacturing facility used by the Company until the Company's Blythe, California, facility was fully operational, bad debt expense of $140,000 and $116,000 in legal and accounting costs related to the attempted acquisition of AIS. These expenses equaled 23% of net sales.

During the year ended December 31, 1998 the Company recorded restructuring charges of $90,000 to account for primarily payroll cost associated with reorganizations of the Company's management staff.

During the year ended December 31, 1999, the Company recorded a gain on the sale GWP and its 51% interest in TMD in the amount of $642,764. This gain was net of the write off of approximately $526,000, which represented the full value of the note receivable resulting from the sale of GWP. There were no comparable gain recorded during the year ended December 31, 1998.

During the year ended December 31, 1999, the Company recorded other expense of $202,271. A significant part of this was $154,641, which represented legal and accounting expenses incurred to secure the $5,000,000 subscription for the Company's convertible preferred stock. There was no comparable expense during the year ended December 31, 1998.

During the year ended December 31, 1999, the Company recorded a charge of $525,114, for dividends paid on the Company's convertible preferred stock. Under an agreement reached with the preferred stock holder in November 1999, no further dividends will be paid on the preferred stock in exchange for the Company's reducing the conversion price for each share of the Company's common stock from $0.410 per share to $0.122 per share. There was no comparable expense during the year ended December 31, 1998.

Due to the continuing losses by the Company, the 100% reserve against the Company's $5,452,000 net deferred tax asset continues to be recognized at December 31, 1999. Additionally, as a result of the series of transactions through which the Company's new management gained control, in 1999, the Company is limited in the utilization of prior accumulated net operating losses and anticipates that approximately $574,000 per year of net operating losses are available to offset future annual taxable income.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

During the year ended December 31, 1998 the Company had net loss of $2,564,709 or $0.09 per weighted-average share, on net sales of $6,107,244 as compared to a net loss of $2,242,745 or $0.08 per weighted-average share on net sales of $4,166,626 for the year ended December 31, 1997. The net sales increase of 47% was primarily the result of additional sales associated with TMD.

Cost of sales, in the amount of $5,349,459, increased as a percentage of net sales to 88% for the year ended December 31, 1998 from $3,424,313, which represented 82% of net sales, for the year ended December 31, 1997. These amounts include charges to write-off obsolete inventory in the amount of $0 in 1998, and $306,888 in 1997. Excluding the write-off of obsolete inventory, cost of sales would have represented approximately 88% and 75% of net sales for the years ended December 31, 1998 and 1997 respectively. The increase in the cost of sales percentage is primarily due to TMD's cost of sales exceeding its sales as a result of uneconomical material purchases and inefficient use of labor. Excluding the operating results of TMD, cost of sales is approximately 78% of net sales for the year ended December 31, 1998.

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

Due to the continuing losses by the Company, the 100% reserve against the Company's $4,408,000 net deferred tax asset continues to be recognized at December 31, 1998. Additionally, as a result of the series of transactions through which the Company's new management gained control, in 1997, the Company is limited in the utilization of prior accumulated net operating losses and anticipates that approximately $574,000 per year of net operating losses are available to offset future annual taxable income. The Company expects to pay taxes for 1999 in accordance with the provisions of the alternative minimum tax and various state income taxes.

Liquidity and Capital Resources.

During the three years ended December 31, 1999, 1998, and 1997 the Company experienced negative operating cash flows of $2,660,402, $2,870,611 and $560,302, respectively. Negative cash flows from operations resulted principally from operating losses incurred during these years. The primary operating uses of cash during 1999 were to fund net losses of $2,256,481, net of a gain on the sale of TMD of $642,764. Net cash used in 1999 operating activities was favorably impacted by depreciation of $178,230 and decreases in inventories and accounts receivable of $325,280 and $311,612, respectively, reduced by declines in accrued expenses of $203,965. The primary operating uses of cash during 1998 were to fund operating losses of $2,564,709, which included a $972,892 loss from the operations of TMD. The 1998 net cash used in operating activities was adversely effected by increases in accounts receivable and inventories of $510,922 and $353,648, respectively and a decrease in accrued expenses of $501,951, while being favorably impacted by a $747,196 increase in accounts payable. The $2,242,745 operating losses in 1997 were largely offset by non-cash reductions of (1) $1,408,839 for impairment of long-lived assets (2) $306,888 for an increase in inventory valuation allowance and (3) $179,194 for depreciation and amortization. The primary uses of operating cash during 1997 were to fund the reduction of accounts payable of $238,363 and the increase in accounts receivable of $120,680 due to increased sales volume.

During the year ended December 31, 1999, investing activities provided a net amount of $400,653. This amount was negatively impacted by equipment purchases of $475,347. The sale of TMD in 1999 resulted in the collection of $1,076,000 proceeds from the sale. During the year ended December 31, 1998, investing activities used $658,104. The 1998 activity was unfavorably impacted by the purchase of GWP and its interest in TMD for $730,000, and equipment purchases of $431,298. The 1998 activity was favorably impacted by collections on notes receivable of $385,194 and proceeds from the sale of assets of $118,000. Net cash used for investing activities of $58,942 during the year ended December 31, 1997 was for the purchase of equipment.

Cash provided by financing activities of $2,159,060, $3,638,366 and $618,185 during 1999, 1998 and 1997, respectively, were primarily the net proceeds of preferred stock, common stock and debt issuances.

Commencing on July 9, 1998 and continuing through May 11, 1999, the Company received $5,000,000 of a total commitment of $5,000,000 under an agreement with USV which provided that the Company would issue to USV Warrants to purchase 500,000 shares of Common Stock and shares of its Series A Preferred Stock pursuant to Regulation "D" promulgated under the Securities Act of 1933. Of the $5,000,000, amounts received during 1999 and 1998 were $1,300,000 and $3,700,000, respectively. The shares of Series A Preferred Stock and the Warrants were issued to USV on May 11, 1999. The net proceeds to the Company of approximately $4,850,000, after legal and other costs, were used to provide working capital to support the Company's 1999 and 1998 operations and fund the 1998 purchase of a controlling interest in TMD by the Company's wholly owned subsidiary, GWP. The Earls Family Limited Partnership made a contribution of approximately $400,000 to USV, which allowed USV to complete the payment of the $5,000,000 purchase price for the Warrants and the Series A Preferred Stock to the Company. The Earls Family Limited Partnership is a member of USV. Gregory Earls, the Co-Chairman of the Company's Board of Directors and the Co-Chief Executive Officer of the Company, controls both USV and the Earls Family Limited Partnership. Promptly after USV was issued the Warrants, USV transferred the Warrants to the Earls Family Limited Partnership. On November 29, 1999, the terms of the Series A Preferred Stock were amended to cancel the right of the holders of the Series A Preferred Stock to receive an annual dividend and to change the conversion price for the Series A Preferred Stock to $0.122. The amended Certificate of Designations, Preferences and Rights of the Series A Preferred Stock setting forth these changes was filed with the Delaware Secretary of State on December 31, 1999.

USV has the right to convert its shares of Series A Preferred Stock to Common Stock at any time. Likewise, the Earls Family Limited Partnership has the right to exercise its Warrants to purchase Common Stock at any time. If all of the outstanding shares of Series A Preferred Stock were converted and the Warrants were exercised in full, the holders of such securities would be entitled to receive 48,149,758 shares of Common Stock. Each Warrant is exercisable for one share of Common Stock at a price of $1.00 per share. If all of USV's shares of Series A Preferred Stock were converted, USV would be entitled to receive 47,649,758 shares of Common Stock. Because that amount exceeds the number of shares of Common Stock available for issuance under the Company's Restated Certificate of Incorporation, USV and the Company entered into an agreement, dated March 1, 2000, whereby USV waived its right to convert its shares of Series A Preferred Stock until an appropriate amendment to the Company's Restated Certificate of Incorporation is filed with the Delaware Secretary of State. See "Business - E2E Acquisition."

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

Working capital decreased by $481,611 from a negative $312,828 as of December 31, 1998, to a negative $794,439 as of December 31, 1999. Gross accounts receivable decreased by $311,612 to $401,353, representing approximately 51 days sales, at December 31, 1999, from $712,975, representing approximately 52 days sales as of December 31, 1998. Inventory decreased by $325,280 to $260,575 at December 31, 1999 from $585,855 at December 31, 1998 primarily as a result of decreased sales at the LTI facility in Lockhart, Texas. During the year ended December 31, 1999, accounts payable increased by $160,064 to $1,004,237, including $318,490 resulting from manufacturing activities which represented 47 days cost of sales, from $844,173, including $577,359 resulting from manufacturing activities which represented 89 days cost of sales in the year ended December 31, 1998.

Working capital increased by $536,764 from a negative $849,592 as of December 31, 1997, to a negative $312,828 as of December 31, 1998. Accounts receivable increased by $353,648 to $712,975, representing approximately 52 days sales, at December 31, 1998, from $341,327, representing approximately 30 days sales as of December 31, 1997. Inventory increased by $510,922 to $585,855 at December 31, 1998 from $74,933 at December 31, 1997 primarily as a result of a change in the customer mix at the LTI facility in Lockhart, Texas which resulted in the use of more purchased inventory instead of customer supplied inventory. For the year ended December 31, 1998, accounts payable increased by $467,342 to $844,173, representing approximately 89 days cost of sales, from $376,831, representing approximately 66 days cost of sales for the year ended December 31, 1997. This increase was the result of increased working capital needs to fund inventory, accounts receivable and operating losses.

The company took several steps, during 1999, to improve the performance of its operating facilities:

         - The Spear Group, a company experienced in the management of manufacturing facilities and labor intensive businesses, was employed to provide operational, accounting and administrative support to the Company's operating facilities.

         - The Company engaged additional contract sales personnel to increase sales at the Company's Lockhart, Texas, electronics manufacturing facility.

         - An experienced plant manager was hired to operate the Company's Lockhart, Texas, electronics manufacturing facility.

         - The Company purchased approximately $400,000 of equipment to improve operating efficiencies at its manufacturing facilities.

The Company's growth plans for 2000 include maximization of revenue potential at the two existing facilities, Lockhart and Blythe, the opening of a motorcycle parts manufacturing facility at a WCC facility located in South Bay, Florida and possible acquisitions. Capital required to improve the South Bay facility is being provided by WCC.

The Company agreed, under the E2E Acquisition Agreement, to raise at least $6,250,000 and up to $10,000,000 of new capital funds at or prior to the closing of the E2E Acquisition. To raise these funds, the Company recently commenced the private placement sale of $1,250,000 of additional shares of its Series A Preferred Stock, to USV, a limited liability company controlled by Gregory Earls, the Company's Co-Chairman and Co-Chief Executive Officer, which is the Company's largest shareholder, and at least $5,000,000 and up to $8,750,000 of its newly created Series C Preferred Stock, to accredited investors. The Company has thus far received subscriptions or indications of interest for the purchase of approximately $5,200,000 of its Series C Preferred Stock, of which approximately $3,000,000 consists of subscriptions by USV. The Series C Preferred Stock would be convertible into shares of the Company's Common Stock at a conversion price per share ranging from $0.90 to $2.00, which will be determined based on the closing sale price for a share of Common Stock on the closing date of the E2E Acquisition, as quoted on the OTC Bulletin Board. In connection with the private placements of the Series A Preferred Stock and the Series C Preferred Stock, the Company has received to date subscriptions for a total of approximately $6,450,000. The proceeds of these offerings will be used primarily to finance additional investments in new and existing Internet businesses that focus on B2B and B2C e-commerce, the payment of costs incurred and liabilities assumed in connection with the E2E Acquisition and related business transactions and ongoing working capital needs. See "Business - E2E Acquisition."

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

This Form 10-K also contains forward-looking statements concerning prospective future acquisitions and investments, and prospects for such acquisitions and investments. The Company cautions that the actual developments and results of the Company's prospective future acquisitions and investments may differ from its expectations for such prospective future events. There can be no assurance that the conditions necessary to completing any prospective acquisition, investment or related financing transaction will be satisfied, or that any such prospective event will occur. Additional investments by the Company or an unrelated person in any entity that is a part of E2E's investment portfolio or E2E provide no assurance that such portfolio company of E2E or E2E will succeed or that the Company's or E2E's investments will be recovered or profitable. The Company's assets and operations, including results of operations, would be affected materially by the extent to which the Company, E2E and E2E's portfolio companies continue to have access to financing sources on reasonable terms in order to pursue its and their business plans, by the success or failure of the business plans of the Company, E2E and E2E's portfolio companies, by economic conditions generally and particularly in the developing e-commerce market, by competition and technological changes in the Company's, E2E's and E2E's portfolio companies industries and businesses, and by the results of the Company's, E2E's and E2E's portfolio companies' operations if and when operating. In addition, the occurrence of any of the foregoing events or the failure of any of the foregoing events to occur would materially affect the Company's assets, operations and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             U.S. TECHNOLOGIES INC.

                                    CONTENTS






         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                          19


         CONSOLIDATED FINANCIAL STATEMENTS

                  Balance sheets                                                                     20

                  Statements of operations                                                           21

                  Statements of changes in stockholders' equity (capital deficit)                    22

                  Statements of cash flows                                                           23

                  Notes to financial statements                                                   24-45

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of
  U.S. Technologies Inc.
Marietta, Georgia

We have audited the accompanying consolidated balance sheets of U.S. Technologies Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (capital deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Technologies Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                             BDO Seidman, LLP


Atlanta, Georgia
March 17, 2000, except for Note 18,
  which is as of April 5, 2000

                             U.S. Technologies Inc.

                          Consolidated Balance Sheets


December 31,                                                                  1999           1998
----------------------------------------------------------------          ------------   ------------

ASSETS

CURRENT
   Cash                                                                   $      9,451   $    110,140
   Trade accounts receivable, net of reserves
     of $206,000 and $140,000                                                  195,289        572,975
   Inventory, net                                                              260,575        585,855
   Prepaid expenses                                                             39,340         29,831
                                                                          ------------   ------------

Total current assets                                                           504,655      1,298,801
                                                                          ------------   ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                        571,383        499,749
                                                                          ------------   ------------

OTHER ASSETS
   Net investment in and advances to subsidiary held for sale                       --        524,558
   Other assets                                                                 16,058         44,425
                                                                          ------------   ------------

Total other assets                                                              16,058        568,983
                                                                          ------------   ------------

Total assets                                                              $  1,092,096   $  2,367,533
                                                                          ============   ============

Current liabilities
   Accounts payable                                                       $  1,004,237   $  1,124,027
   Accrued expenses                                                            267,587        471,552
   Current portion of long-term debt and capital lease obligation               27,270         16,050
                                                                          ------------   ------------

Total current liabilities                                                    1,299,094      1,611,629

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION,
   less current portion                                                         13,794         31,862
                                                                          ------------   ------------

Total liabilities                                                            1,312,888      1,643,491
                                                                          ------------   ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
   Series A convertible preferred stock;
     $0.02 par value; 10,000,000 shares
     authorized; 500,000 issued and
     outstanding at December 31, 1999                                        5,000,000             --
   Series A convertible preferred stock
     subscribed but unissued                                                   289,703      3,648,682
   Common stock; $0.02 par value; 40,000,000 shares
     authorized; 29,195,278 shares issued and outstanding                      583,906        583,906
   Additional paid-in capital                                               12,275,655     12,605,029
   Accumulated deficit                                                     (17,992,167)   (15,735,686)
   Stock receivable                                                           (150,205)      (150,205)
   Treasury stock, at cost                                                    (227,684)      (227,684)
                                                                          ------------   ------------

Total stockholders' equity (capital deficit)                                  (220,792)       724,042
                                                                          ------------   ------------

Total liabilities and capital deficit                                     $  1,092,096   $  2,367,533
                                                                          ============   ============

                   See accompanying notes to consolidated financial statements.

                             U.S. TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



Years ended December 31,                                                      1999           1998           1997
----------------------------------------------------------------          ------------   ------------   ------------

NET SALES                                                                 $  3,764,785   $  6,107,244   $  4,166,626
                                                                          ------------   ------------   ------------

OPERATING COSTS AND EXPENSES
   Cost of sales                                                             4,458,881      5,349,459      3,424,313
   Selling expense                                                              43,658        313,283         70,869
   General and administrative expense                                        1,988,113      2,788,104      1,118,310
   Impairment of long-lived assets                                                  --             --      1,408,839
   Restructuring charge                                                             --         90,000        196,903
   Other - litigation                                                               --             --        252,256
                                                                          ------------   ------------   ------------

Total operating costs and expenses                                           6,490,652      8,540,846      6,471,490
                                                                          ------------   ------------   ------------

Loss from operations                                                        (2,725,867)    (2,433,602)    (2,304,864)
                                                                          ------------   ------------   ------------

OTHER EXPENSE (INCOME)
   Interest, net                                                               (28,893)       112,325         25,191
   Other, net                                                                  202,271         18,782        (87,310)
   Gain on sale of subsidiary                                                 (642,764)            --             --
                                                                          ------------   ------------   ------------

Total other expense (income)                                                  (469,386)       131,107        (62,119)
                                                                          ------------   ------------   ------------

NET LOSS                                                                    (2,256,481)    (2,564,709)    (2,242,745)

Preferred stock dividends                                                      525,114             --             --
                                                                          ------------   ------------   ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                $ (2,781,595)  $ (2,564,709)  $ (2,242,745)
                                                                          ============   ============   ============

Basic and diluted loss per common share                                   $      (0.10)  $      (0.09)  $      (0.08)
                                                                          ============   ============   ============

Weighted average common shares outstanding                                  28,795,278     28,996,607     26,793,999
                                                                          ============   ============   ============

                   See accompanying notes to consolidated financial statements.

                             U.S. TECHNOLOGIES INC.

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

                                                                    SERIES A                                    PREFERRED
                                      COMMON       TREASURY       CONVERTIBLE        COMMON      TREASURY         STOCK
                                       STOCK        STOCK        PREFERRED STOCK      STOCK        STOCK        SUBSCRIBED
                                    ----------    ----------     ---------------     --------   -----------     -----------
BALANCE, January 1, 1997            21,857,263            --      $       --         $437,146   $        --     $        --

   Stock issued, change in
     control                         5,507,130            --              --          110,143            --              --

   Note receivable - stockholder            --            --              --               --            --              --

   Stock options exercised              50,000            --              --            1,000            --              --

   Stock issued to retire debt         583,800            --              --           11,676            --              --

   Stock receivable                    633,870            --              --           12,677            --              --

   Accrued interest on note
     receivable - stockholder               --            --              --               --            --              --

   Net loss                                 --            --              --               --            --              --
                                    ----------    ----------      ----------         --------   -----------     -----------
BALANCE, December 31, 1997          28,632,063            --              --          572,642            --              --

   Stock issued to retire debt         563,215            --              --           11,264            --              --

   Purchase of treasury shares              --      (400,000)             --               --      (227,684)             --

   Proceeds from convertible
     preferred stock issuable               --            --              --               --            --       3,648,682

   Advance to stockholder                   --            --              --               --            --              --

   Accrued interest on note
     receivable - stockholder               --            --              --               --            --              --

   Transfer to subsidiary to be
     sold                                   --            --              --               --            --              --

   Net loss                                 --            --              --               --            --              --
                                    ----------    ----------      ----------         --------    ----------     -----------
BALANCE, December 31, 1998          29,195,278      (400,000)             --          583,906      (227,684)      3,648,682

   Redemption of shares                     --    (3,000,000)             --               --    (1,050,000)             --

   Sale of treasury stock                   --     3,000,000              --               --     1,050,000              --

   Proceeds from convertible
     preferred stock issuable               --            --              --               --            --       1,641,021

   Issuance of preferred stock              --            --       5,000,000               --            --      (5,000,000)

   Compensatory stock option grants         --            --              --               --            --              --

   Net loss                                 --            --              --               --            --              --

   Cash dividends on
     Series A preferred stock               --            --              --               --            --              --
                                    ----------      --------      ----------         --------    ----------     -----------
BALANCE, December 31, 1999          29,195,278      (400,000)     $5,000,000         $583,906    $ (227,684)    $   289,703
                                    ==========      ========      ==========         ========    ==========     ===========

                                     ADDITIONAL                           NOTE
                                      PAID-IN        ACCUMULATED       RECEIVABLE-     STOCK
                                      CAPITAL          DEFICIT         STOCKHOLDER   RECEIVABLE      TOTAL
                                    ------------     ------------     ------------  -----------   -----------
BALANCE, January 1, 1997            $ 11,729,811     $(10,928,232)    $      --     $(150,205)    $ 1,088,520

   Stock issued, change in
      control                            516,431               --            --            --         626,574

   Note receivable - stockholder              --               --      (270,000)           --        (270,000)

   Stock options exercised                11,500               --            --            --          12,500

   Stock issued to retire debt           134,274               --            --            --         145,950

   Stock receivable                           --               --       (63,387)           --         (50,710)

   Accrued interest on note
     receivable - stockholder                 --               --       (26,305)           --         (26,305)

   Net loss                                   --       (2,242,745)           --            --      (2,242,745)
                                    ------------     ------------     ---------     ---------     -----------
BALANCE, December 31, 1997            12,392,016      (13,170,977)     (359,692)     (150,205)       (716,216)

   Stock issued to retire debt           213,013               --            --            --         224,277

   Purchase of treasury shares                --               --            --            --        (227,684)

   Proceeds from convertible
     preferred stock issuable                 --               --            --            --       3,648,682

   Advance to stockholder                     --               --      (151,212)           --        (151,212)

   Accrued interest on note
     receivable - stockholder                 --               --       (25,502)           --         (25,502)

   Transfer to subsidiary to be
     sold                                     --               --       536,406            --         536,406

   Net loss                                   --       (2,564,709)           --            --      (2,564,709)
                                    ------------     ------------     ---------     ---------     -----------
BALANCE, December 31, 1998            12,605,029      (15,735,686)           --      (150,205)        724,042

   Redemption of shares                       --               --            --            --      (1,050,000)

   Sale of treasury stock                     --               --            --            --       1,050,000

   Proceeds from convertible
     preferred stock issuable                 --               --            --            --       1,641,021

   Issuance of preferred stock                --               --            --            --              --

   Compensatory stock option grants      195,740               --            --            --         195,740

   Net loss                                   --       (2,256,481)           --            --      (2,256,481)

   Cash dividends on
     Series A preferred stock           (525,114)              --            --            --        (525,114)
                                    ------------     ------------     ---------     ---------     -----------
BALANCE, December 31, 1999          $ 12,275,655     $(17,992,167)    $      --     $(150,205)    $  (220,792)
                                    ============     ============     =========     =========     ===========


                   See accompanying notes to consolidated financial statements.

                             U.S. TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                              1999             1998              1997
-----------------------------------------------------------      ------------     -------------      ------------
OPERATING ACTIVITIES
   Net loss                                                      $(2,256,481)      $(2,564,709)      $(2,242,745)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Net loss from activities of subsidiary held for sale               --           972,892                --
       Gain on sale of subsidiary                                   (642,764)               --                --
       Depreciation and amortization                                 178,230            68,573           179,194
       Loss (gain) on disposal of assets                             178,496          (118,000)               --
       Advances, net of deficit in operating results,
         to subsidiary held for sale                                (711,682)         (767,450)               --
       Impairment of long-lived assets                                    --                --         1,408,839
       Restructuring costs                                                --            90,000                --
       Inventory valuation allowance                                      --                --           306,888
       Provision for bad debts                                        66,064           122,000            18,000
       Compensatory stock option grants                              195,740                --                --
       Changes in assets and liabilities,
         net of effects of acquisition
         Receivables                                                 311,612          (353,648)         (120,680)
         Inventory                                                   325,280          (510,922)           90,406
         Prepaid expenses                                             (9,509)          (25,587)           (3,971)
         Other assets                                                 28,367           (29,005)          (10,903)
         Accounts payable                                           (119,790)          747,196          (238,363)
         Accrued expenses                                           (203,965)         (501,951)           53,033
                                                                 -----------       -----------       -----------

Net cash used in operating activities                             (2,660,402)       (2,870,611)         (560,302)
                                                                 -----------       -----------       -----------
INVESTING ACTIVITIES
   Net proceeds from disposal of assets                            1,076,000           118,000                --
   Proceeds from collection of notes and
     other receivables                                                    --           385,194                --
   Advances to former shareholder                                   (200,000)               --                --
   Purchase of equipment                                            (475,347)         (431,298)          (58,942)
   Net cash paid for acquisition                                          --          (730,000)               --
                                                                 -----------       -----------       -----------

Net cash provided by (used in) investing activities                  400,653          (658,104)          (58,942)
                                                                 -----------       -----------       -----------
FINANCING ACTIVITIES
   Proceeds from convertible preferred
     stock issuable                                                1,641,021         3,648,682                --
   Sale of treasury stock                                          1,050,000                --                --
   Proceeds from issuance of long-term debt                           11,760                --            36,000
   Principal payments on notes payable                               (18,607)           (6,909)           (6,179)
   Preferred stock dividends paid                                   (525,114)               --                --
   Proceeds from issuance of convertible debentures                       --           224,277                --
   Purchase of treasury stock                                             --          (227,684)               --
   Issuance of common stock                                               --                --           588,364
                                                                 -----------       -----------       -----------

Net cash provided by financing activities                          2,159,060         3,638,366           618,185
                                                                 -----------       -----------       -----------

Increase (decrease) in cash                                         (100,689)          109,651            (1,059)

CASH, beginning of period                                            110,140               489             1,548
                                                                 -----------       -----------       -----------

CASH, end of period                                              $     9,451       $   110,140       $       489
                                                                 ===========       ===========       ===========

                   See accompanying notes to consolidated financial statements.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

U.S. Technologies Inc. (the "Company") performs labor and service intensive "outsourcing" work for Fortune 1000 and other select companies. Currently, the work is performed by inmates in detention facilities located in Texas and California under the guidelines of a 1979 Federal Government Program known as the Prison Industry Enhancement program ("PIE"). The Company performs electronic and furniture assembly, manufacturing, enhancement, rework, packaging and sorting of products.

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

The Company's wholly-owned subsidiaries include Labor-to-Industry Inc. ("LTI"), Service-to-Industry Inc. ("STI") and through February 12, 1999, GWP, Inc. ("GWP"). LTI produces labor intensive tangible products and STI is a service provider operating an inbound/outbound call center. GWP is a holding company for a 51% interest in Technology Manufacturing and Design, Inc. ("TMD"). TMD is a "free-world" (i.e., non-prison) contract manufacturer of electronic circuit boards.

LTI operations included electronics-related assembly for all years presented, furniture-related assembly commencing September 1998, and cut-and-sew operations commencing May 1998. The cut-and-sew operations were discontinued in February 1999. STI operated the call center from June 1998 and temporarily suspended operations in January 1999. The 51% interest in TMD was acquired effective October 5, 1998. On February 15, 1999, GWP including its interest in TMD were sold to Mr. Kenneth H. Smith, the former president of the Company as part of a severance agreement (Notes 2 and 3).

The consolidated statements of operations, cash flows and changes in stockholders' equity include the accounts of the Company and its subsidiaries, including GWP and TMD, subsidiaries held for sale at December 31, 1998. Since GWP and TMD were sold during 1999, the net assets as of December 31, 1998 are recorded in the accompanying balance sheet as "Net investment in and advances to subsidiary held for sale." All material intercompany accounts and transactions are eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost, determined by the average cost method, or market.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Asset Impairment

Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. The Company periodically assesses whether there has been a permanent impairment of its long-lived assets, in accordance with SFAS No. 121. A write-down of assets due to impairment was required for the year-ended December 31, 1997, in the amount of approximately $1.4 million (Note 4).

Property and Depreciation

Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions, renewals and improvements of property and equipment are capitalized. Expenditures for repairs, maintenance and gains or losses on disposals are included in operations. Depreciation is computed using the straight-line method over the following estimated lives:

                                                                                ESTIMATED LIVES
                                                                                ---------------
         Equipment                                                                 5-7 years
         Furniture and fixtures                                                     7 years
         Leasehold Improvements                                                     6 years


Revenue Recognition and Accounts Receivable

Revenue is recognized when the product is shipped. An allowance for doubtful accounts is provided based on periodic review of the accounts.

Restructuring Costs

The Company records the costs of severance and lay-offs related to the Company's employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).

Income Taxes

The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The Company provides a valuation allowance against its deferred tax assets to the extent that management estimates that it is "more likely than not" that such deferred tax assets will not realized.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Earnings per Share

The Company has adopted the provisions of SFAS No. 128, Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of convertible preferred stock, stock options and warrants. For all periods presented diluted earnings per share have not been presented because the impact of the assumed exercise of convertible preferred stock, stock options and warrants would have been anti-dilutive. The impact of the assumed exercise may have a dilutive effect in the future.

Stock Option Plans

Effective in 1997, the Company adopted the disclosure - only option of SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 123 requires that companies that do not choose to account for stock based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if the expense recognition provisions of SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the effects of SFAS No. 123. Compensation expense is computed for options granted to non-employees using the Black-Scholes option pricing model.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates for many reasons including risks and uncertainties. Potential risks and uncertainties include such factors as the financial strength of the electronics manufacturing industry, sales in the electronics manufacturing industry and competition.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001, to affect its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

2.       RESTRUCTURINGS AND FUTURE OPERATIONS

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant losses during each of the three years in the period ended December 31, 1999, and had working capital deficiencies at December 31, 1999 and 1998.

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

In 1998, further steps were taken to turn around the negative financial results of the Company. These steps included raising capital from an issuance of convertible debentures, entering into a $5 million preferred stock investment agreement with USV Partners, LLC ("USV") and cost reductions from termination of certain executive, management and inmate personnel.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Additional steps taken in 1999 included closing one unprofitable division temporarily (the call center operators of STI) and another unprofitable division indefinitely (the cut and sew operations of LTI), and obtaining the resignations of Mr. Kenneth H. Smith, chairman of the board of directors, president and chief executive officer, and Mr. James C. Melton, Sr., member of the board of directors and executive vice president.

GWP acquired its interest in TMD during 1998. TMD was initially expected to complement the Company's existing business operations. However, TMD continued to generate significant operating losses and was sold subsequent to year-end to Mr. Smith in conjunction with his severance agreement (see Note 3).

The Company has filled the vacancies left by Mr. Smith's resignation with Mr. C. Gregory Earls. Mr. Earls is a substantial investor in the Company and a member of the board of directors. Mr. Earls is also the sole member of USV Management, LLC, the manager of USV. Through USVC, Mr. Earls has successfully assisted the Company gain access to investment capital and has committed to generate additional capital for the Company as necessary.

On November 29, 1999, the Company, James V. Warren and J.L. (Skip) Moore entered into a Management Agreement (the "Management Agreement"). Under the terms of the Management Agreement, Mr. Warren was elected a Director, Co-Chairman of the Company's Board of Directors and Co-Chief Executive Officer of the Company. In his positions as Co-Chairman and Co-Chief Executive Officer of the Company, Mr. Warren serves with Mr. Earls, whose positions as Chairman and Chief Executive Officer of the Company were modified to include Mr. Warren. Also, under the terms of the Management Agreement, Mr. Moore was elected to serve as the Company's Executive Vice-President and Chief Operating Officer. The accounting functions of the Company have also been moved from the Company's manufacturing facility at Lockhart, Texas to Atlanta, Georgia in accordance with the terms of the Management Agreement.

In connection with the Management Agreement, the Company issued stock options for 1,500,000 shares to Mr. Warren and 400,000 shares to Mr. Moore. These options have a fair market value in the aggregate of $195,740, which has been included within general and administrative expense in the accompanying 1999 statement of operations.

Finally, as further discussed in Note 18, subsequent to December 31, 1999, the Company has commenced private placements to raise between $6,250,000 and $10,000,000.

The Company's continued existence is dependent upon its ability to continue to resolve its liquidity problems and begin to generate positive earnings and cash flow from operations. While there is no assurance that such problems can be resolved, the Company believes there is a reasonable expectation of achieving that goal through cash generated from operations (as a result of new management of the company by individuals with significant industry experience), the expansion of operations and the sale of additional stock through private placements. Should the Company be unable to achieve its financial goals, the Company may be required to significantly curtail its operations.

3.       BUSINESS COMBINATION

As described in Note 1, GWP acquired a 51% interest in TMD for $730,000 in October 1998 and subsequently sold GWP including its 51% interest in TMD to Mr. Smith in February 1999.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The accompanying statement of operations include net sales of approximately $948,000 and $2,119,000, respectively, net loss of approximately $124,000 and $973,000, respectively, and net loss per share of less than $0.01 and $0.03, respectively, attributed to TMD for the years ended December 31, 1999 and 1998. However, because of the sale of TMD subsequent to year-end, unaudited pro forma results of operations for the years ended 1999, 1998 and 1997 are not considered meaningful and have not been presented.

On February 11, 1999, Kenneth H. Smith resigned as President and Chief Executive Officer of and as a director of the Company. Pursuant to the severance agreement entered into between the Company and Mr. Smith, the Company sold its wholly owned subsidiary, GWP to Mr. Smith. The sole asset of GWP was an ownership interest in an amount of capital stock of TMD, which represented a controlling interest in TMD. This majority interest in TMD was acquired by GWP in early October 1998 for $730,000, which was contributed by the Company to GWP for the express purpose of purchasing TMD stock. In addition to contributing to GWP the funds necessary to complete the purchase of a controlling interest in TMD, from early October, 1998 through February 11, 1999, the Company through GWP also contributed

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


approximately $1,337,000 in working capital funds to TMD. The Company also guaranteed certain existing obligations of TMD, including the repayment of TMD's Fidelity Funding Inc. loan, pursuant to the Loan and Security Agreement between TMD and Fidelity Funding, Inc., dated as of November 30, 1998.

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
                                                                     ===========




The sale of GWP was concluded on February 15, 1999. The total purchase price for GWP was approximately $2,451,000. This amount represented the Company's estimate of its investment in TMD through February 11, 1999 and certain legal and other transactional costs Mr. Smith agreed to assume. A portion of the purchase price for GWP was paid in the form of a promissory note executed by Mr. Smith in the principal amount of $1,234,832 bearing interest annually at the Wall Street Journal's prime rate of interest plus two percent (2%). The principal amount of Mr. Smith's promissory note and any accrued unpaid interest were due and payable in full on February 15, 2002. Mr. Smith and TMD also agreed to guarantee any of TMD's obligations for which the Company was a guarantor. Repayment of the promissory note and the performance of Mr. Smith's guaranty obligations to the Company were secured by Mr. Smith's pledge to the Company of his 3,000,000 shares of the Company's Common Stock. The performance of GWP's guaranty obligations to the Company was secured by GWP's pledge to the Company of all of its stock holdings in TMD.

A portion of the purchase price was paid through Mr. Smith's sale of 3,366,152 shares of Common Stock to USV, a limited liability company controlled by Gregory Earls, the Co-Chairman of the Company's Board of Directors and Co-Chief Executive Officer of the Company. The aggregate purchase price of these shares was approximately $1,076,000. USV paid this purchase price directly to the Company, which applied such funds toward the amount payable by Mr. Smith to the Company in connection with his purchase of GWP.


On April 1, 1999, following a default under Mr. Smith's promissory note, the Company exercised its rights under the pledge agreement with Mr. Smith and sold the 3,000,000 shares pledged by Mr. Smith at the closing sale price on that date for a share of Common Stock, as quoted on the OTC Bulletin Board. The closing sale price on April 1, 1999 was $0.35 per share, for a total sale price of $1,050,000. The aggregate sale price of $1,050,000, less the expenses associated with the sale, was applied in reduction of Mr. Smith's indebtedness to the Company. The 3,000,000 shares of Common Stock were sold to USV. In payment of the $1,050,000 sale price, USV executed a promissory note in favor of the Company. This promissory note was secured by USV's pledge of the 3,000,000 shares of Common Stock it purchased on April 1, 1999 and was paid in full by October 1999.

On April 15, 1999, the Company entered into a forbearance agreement with Mr. Smith pursuant to which the parties agreed the amount outstanding under the promissory note Mr. Smith executed in connection with the sale of GWP was equal to $525,000. In addition, the Company agreed to refrain from taking any further action with respect to a default under Mr. Smith's promissory note until the earlier to occur of (i) June 4, 1999, (ii) the date on which an adverse judgment is rendered against the Company by any court of competent jurisdiction in connection with its guaranty obligations of TMD, or (iii) any new default under Mr. Smith's promissory note. The note amount of $525,000 was outstanding at December 31, 1999. Due to the uncertainty related to the collection of this note, the company fully reserved this amount.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company continues to be subject to the guarantee of the future purchase of the 49% minority interest in TMD. Mr. Smith and TMD agreed to guarantee any of TMD's obligations for which the Company was a guarantor.


4.       IMPAIRMENT AND RESTRUCTURING CHARGE

As a result of changes in the Company's management in 1997, a thorough evaluation of the Company's operations was undertaken, including, among other things, the carrying value of long-lived assets in light of the recurring operating losses and uncertainty regarding the recoverability of such assets. Effective April 1, 1997, management determined that based on the current market conditions and an analysis of the projected undiscounted future cash flows calculated in accordance with the provisions of SFAS No. 121, the carrying amount of its goodwill and investments in technology may not be recoverable. The resultant impairment of these long-lived assets necessitated a write-down of $1,408,839, comprised of unamortized goodwill and investments in technologies of Newdat, Inc. and SensonCorp Limited, acquired in January 1995, and subsequently administratively dissolved.

During 1997, management also evaluated personnel requirements in light of the current level and mix of operating revenues. The evaluation resulted in management, sales and administrative personnel being reduced from 16 to three, and the number of inmate employees being reduced from approximately 125 to approximately 75. Effective April 1, 1997, the Company recorded a restructuring charge in the amount of $196,903 to record the costs of severance and lay-off of excess personnel. The restructuring was completed as of June 30, 1997.

During 1998, the Company hired four management-level personnel to generate and manage anticipated growth. Effective December 28, 1998, in light of actual operations, three of these management-level personnel were terminated in addition to one executive level officer. Total severance to be paid to these individuals was approximately $49,000 plus an additional $41,000 in expenses, which was recorded and accrued as restructuring charges as of their termination date.

As described in Note 2, Messrs. Smith and Melton resigned effective February 11, 1999, and February 15, 1999, respectively. Total severance and other costs related to their resignations of approximately $231,000 which was recognized by the Company in the first quarter of 1999.


5.       INVENTORIES

At December 31, inventories consisted of the following:

                                                                  1999          1998
                                                                --------      --------

Raw material                                                    $217,348      $511,766
Work in progress                                                  42,180       239,243
Finished goods                                                     1,047        60,846
                                                                --------      --------
                                                                 260,575       811,855
Reserve for obsolescence                                              --       226,000
                                                                --------      --------

                                                                $260,575      $585,855
                                                                ========      ========


The Company provided a reserve for obsolete raw materials which was charged to operations of $0, $0 and

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$306,888, during the years ended December 31, 1999, 1998 and 1997, respectively.

6.       PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

                                                                   1999          1998
                                                                ----------    ----------
Equipment                                                       $1,419,825    $1,211,508
Furniture and fixtures                                             315,465       335,337
Leasehold improvements                                             166,081       161,895
                                                                ----------    ----------
                                                                 1,901,371     1,708,740
Less accumulated depreciation                                    1,329,988     1,208,991
                                                                ----------    ----------
                                                                $  571,383    $  499,749
                                                                ==========    ==========


Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $178,230, $68,573, and $90,072, respectively.

7.       ACCRUED EXPENSES

At December 31, accrued expenses consisted of the following:

                                                                   1999          1998
                                                                ----------    ----------
Compensation                                                    $  200,873    $  292,905
Property taxes                                                      24,793        17,111
Accrued restructuring cost                                              --        90,000
Travel                                                                  --        63,950
Other                                                               41,921         7,586
                                                                ----------    ----------
                                                                $  267,587    $  471,552
                                                                ==========    ==========


8.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

Long-term debt and capital lease obligation consisted of the following at December 31:

                                                                   1999          1998
                                                                ----------    ----------
Capital lease obligation, with monthly payments
   of $778 through July, 2002 and
   imputed interest of 9%                                       $   21,540    $   28,834

5% unsecured note payable; due July 27, 2000                         7,764        19,078

9% unsecured note payable; due October 1, 2000                      11,760            --
                                                                ----------    ----------
Total                                                           $   41,064    $   47,912
                                                                ==========    ==========

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Annual maturities of long-term debt and capital lease obligation are as follows:

                                                                                        CAPITAL
              DECEMBER 31,                                         NOTES                 LEASES                TOTAL
                                                              --------------          ------------          -------------

              2000                                             $      19,524          $      9,336          $     28,860
              2001                                                         -                 9,336                 9,336
              2002                                                         -                 5,446                 5,446
                                                               -------------          ------------          ------------
              Subtotal                                                19,524                24,118                43,642
              Less amounts representing interest                           -                 2,578                 2,578
                                                               -------------          ------------          ------------
                                                               $      19,524          $     21,540          $     41,064
                                                               =============          ============          ============


During 1998, the Company converted $224,277 in aggregate principal of 4% convertible subordinated debentures into 563,000 shares of the Company's stock.

9.       LEASES

During 1997, the Company operated under a verbal lease and work program agreement with WCC, The Texas Department of Criminal Justice, Division of Pardons and Paroles ("TDCJ") and the City of Lockhart, Texas, for its LTI operations to lease approximately 27,800 square feet of manufacturing and office space. In 1998, WCC and the Company executed a written agreement effective through January 31, 2001, which will include an automatic three-year extension. The Company executed similar agreements with WCC and the California Department of Corrections for its MacFarland, California facility and the State of Utah, Department of Corrections, Division of Correctional Industries for its Draper, Utah facility. The MacFarland agreement commenced on June 1, 1998 and provides for 600 square feet with annual rentals of $1 per year through March 2001. The Draper agreement commenced in June 1998 and provides for 5,000 square feet with annual rentals of $1 per year with renewal options through June 2004.

The Company entered into an agreement with the State of California, acting by and through its Director of General Services, with the approval of the Department of Corrections, to lease space in the Chuckawalla Valley State Prison (CVSP) located in Blythe, California. The lease provides for approximately 20,300 square feet of warehouse space, and approximately 16,000 square feet of office space for a total of 36,300 square feet, located within the boundaries of CVSP. The lease commenced on September 1, 1998 and terminates on August 31, 2003, with monthly payments of $726.

The Company leases approximately 3,000 square feet for its executive offices in Marietta, Georgia, under a three-year operating lease expiring September 30, 2000. Monthly rentals under this lease are $4,287. The Company is obligated under several operating leases for vehicles and office equipment.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Future minimum rentals due under operating leases are as follows:

             YEAR                                       AMOUNT
             ----                                     -----------
             2000                                     $    82,279
             2001                                          20,701
             2002                                          20,701
             2003                                          16,798
                                                      -----------
                                                      $   140,479
                                                      ===========


Rental expense for the years ended December 31, 1999 and 1998 and 1996 were $84,994, $109,204, and $62,308, respectively.


10.      INCOME TAXES

The Company incurred taxable losses for each of the three years ended December 31, 1999. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets at December 31, 1999 and 1998 are as follows:

                                                                          1999                          1998
                                                                      -------------               -------------
DEFERRED TAX ASSETS
   Current assets and liabilities                                     $     283,000               $     190,000
   Net operating loss carryforwards                                       5,169,000                   4,218,000
Valuation allowance                                                      (5,452,000)                 (4,408,000)
                                                                      -------------               -------------
                                                                      $          --               $          --
                                                                      =============               =============


At December 31, 1999, the Company has net operating loss carryforwards of approximately $13,602,000 for federal income tax purposes that expire in years 2004 through 2014. The Company's utilization of losses prior to 1997 to offset future taxable income is limited to approximately $574,000 per year as a result of a change in control of the Company, in accordance with Internal Revenue Code
Section 382. Utilization of the losses and other deferred tax assets may be further limited by alternative minimum tax provisions.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax computed at the United States federal statutory tax rate (34 percent) to income tax benefit is as follows:

                                                  1999          1998          1997
                                               ----------    ----------    ----------
Benefit at United States statutory rate        $ (872,000)   $ (872,000)   $ (763,000)
State tax benefit                                (154,000)      154,000       135,000
Permanent differences                             (18,000)       30,000       214,000
Change in deferred tax asset
   valuation allowance                          1,044,000       688,000       414,000
                                               ----------    ----------    ----------
                                               $       --    $       --    $       --
                                               ==========    ==========    ==========


11.      STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Common Stock and Earnings Per Share

The Company had 40,000,000 authorized shares of $0.02 par value common stock and 10,000,000 authorized shares of $0.02 par value preferred stock at December 31, 1999. Shares of common stock issued and outstanding were 29,195,278 at December 31, 1999 and 1998.

Diluted EPS have not been presented due to stock options and warrants which comprised common stock equivalents totalling 51,887,158, 267,400 and 267,400 for the years ended December 31, 1999, 1998 and 1997, respectively, being anti-dilutive.

During 1996, the Company issued 1,845,300 shares of common stock to retire outstanding notes payable of $571,237 to Carlton Technologies Ltd. At the time the stock was issued to Carlton Technologies Ltd., only $421,032 of notes payable was due; therefore a receivable of $150,205 has been recorded as a reduction of stockholders' equity.

Effective January 1, 1997, a group of individuals entered into an agreement with the then majority owners of the Company to acquire control of the Company. The individuals were principally Mr. Smith and Mr. James V. Warren. Mr. Smith served as the Company's Chairman of the Board of Directors, President and Chief Executive Officer (CEO). As a part of the agreement, certain accounts receivable, accrued expenses and notes payable arising from companies controlled by former majority owners, Tintagel, Ltd., Laura Investments, Ltd., and Laura Technologies, Ltd., in the amount of $748,215 were contributed to additional paid-in capital effective December 31, 1996. In 1997, in connection with the foregoing acquisition, the Company issued 6,000,000 shares of the Company's common stock in exchange for $536,613 and a note in

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the principal amount of $63,387 from Mr. Smith. The note receivable from Mr. Smith has been recorded as a reduction in stockholders' equity. In addition, the investor group led by Mr. Smith and Mr. Warren acquired an additional 9,169,000 shares of the Company's common stock from companies owned or controlled by Tintagel, Ltd., and Komen Holdings Pty, Ltd., another affiliate of the former majority owners.

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

During 1998, the Company converted $224,277 in aggregate principal of 4% convertible subordinated debentures into 563,215 shares of the Company's stock.

During 1999, the Company exercised its rights under the pledge agreement and sold 3,000,000 shares pledged by Mr. Smith (See note 3).

Warrants

In conjunction with issuance of $275,000 convertible debentures in January 1998, the Company granted the placement agent warrants to acquire 275,000 shares of Common Stock for $1. The warrants are exercisable for five years. All of the warrants remain outstanding at December 31, 1999.

Convertible Preferred Stock Issued with Warrants

Commencing on July 9, 1998 and continuing through May 11, 1999, the Company received $5,000,000 under an agreement with USV which provided that the Company would issue to USV warrants to purchase 500,000 shares of Common Stock (the "Warrants") and shares of its Series A Preferred Stock pursuant to Regulation "D" promulgated under the Securities Act of 1933. Of the $5,000,000, amounts received during 1999 and 1998 were $1,300,000 and $3,700,000, respectively. The shares of Series A Preferred Stock and the Warrants were issued to USV on May 11, 1999. The net proceeds to the Company were used to provide working capital to support the Company's 1999 and 1998 operations and fund the 1998 purchase of a controlling interest in TMD by the Company's wholly owned subsidiary, GWP. The Earls Family Limited Partnership made a contribution of approximately $400,000 to USV, which allowed USV to complete the payment of the $500,000 purchase price for the Warrants and the Series A Preferred Stock to the Company. The Earls Family Limited Partnership is a member of USV. Gregory Earls, the Co-Chairman of the Company's Board of Directors and the Co-Chief Executive Officer of the Company, controls both USV and the Earls Family Limited Partnership. Promptly after USV was issued the Warrants, USV transferred the Warrants to the Earls Family Limited Partnership. On November 29, 1999, the terms of the Series A Preferred Stock were amended to cancel the right of the holders of the Series A Preferred Stock to receive an annual dividend and to change the conversion price for the Series A Preferred Stock to $0.122. The amended Certificate of Designations, Preferences and Rights of the Series A Preferred Stock setting forth these changes was filed with the Delaware Secretary of State on December 31, 1999.

USV has the right to convert its shares of Series A Preferred Stock to Common Stock at any time. Likewise, the Earls Family Limited Partnership has the right to exercise its Warrants to purchase Common Stock at any time. If all of the outstanding shares of Series A Preferred Stock were converted and the Warrants were exercised in full, the holders of such securities would be entitled to receive 48,149,758 shares of Common Stock. Each Warrant is exercisable for one share of Common Stock at a price of $1.00 per share. If all of USV's shares of Series A Preferred Stock were converted, USV would be

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


entitled to receive 47,649,758 shares of Common Stock. Because that amount exceeds the number of shares of Common Stock available for issuance under the Company's Restated Certificate of Incorporation, USV and the Company entered into an agreement, dated March 1, 2000, whereby USV waived its right to convert its shares of Series A Preferred Stock until an appropriate amendment to the Company's Restated Certificate of Incorporation is filed with the Delaware Secretary of State.

Stock Compensation Plans

Prior to 1997, the Company created three qualified and four nonqualified stock options plans that provide for the granting of incentive and nonqualified options to purchase the Company's Common Stock to selected officers, other key employees, directors and consultants. General terms provide for three-year vesting beginning one year from date of grant, with an exercise price equal to the market value of the Common Stock as of the grant date. The options expire three months after the employee's termination, or ten years from the date of grant. The qualified and nonqualified option plans have 531,600 and 290,000, shares, respectively, available for grant.

During 1999, the Company created the U.S. Technologies, Inc. 1999 Stock Option Plan to provide for the granting of incentive and nonqualified options to purchase the Company's Common Stock to selected officers, other key employees, directors and consultants. General terms provide for an exercise price equal to the market value of the Common Stock as of the grant date. The options expire three months after the employees terminations, or ten years from the date of grant. The maximum number of shares that can be reserved under this plan is 3,115,000.

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

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SFAS No. 123, the fair value for the Company's employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended 1999 (no options were granted during 1997 or 1998).


Risk-free interest rate                                                                               5.4%
Dividend yield                                                                                          -%
Volatility factor                                                                                    75.0%
Weighted-average expected life (in years)                                                             5.0


For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                           1999                    1998                    1997
                                                        ------------            ------------           ------------
Net loss applicable to common shareholders
   As reported                                          $(2,781,595)            $(2,564,709)           $(2,242,745)
   Pro forma                                             (2,939,384)             (2,564,709)            (2,242,745)
Earnings per share
   As reported                                                (0.10)                  (0.09)                 (0.08)
   Pro forma                                                  (0.10)                  (0.09)                 (0.08)


A summary of stock option activity, and related information for the years 1997, 1998 and 1999 follows. (There was no activity in 1998):

                                                      QUALIFIED PLANS                     NONQUALIFIED PLANS
                                              ---------------------------------   -----------------------------------
                                                                  WEIGHTED-                            WEIGHTED-
                                                                   AVERAGE                              AVERAGE
                                               OPTIONS          EXERCISE PRICE        OPTIONS         EXERCISE PRICE
                                              ----------       ----------------   -------------     -----------------
Outstanding at January 1, 1997                  113,580              2.50                    --               --
   Granted                                           --                --                    --               --
   Exercised                                    (50,000)             0.25                    --               --
   Forfeited or canceled                        (46,180)             4.27                    --               --
                                              ---------             -----             ---------            -----
Outstanding at December 31, 1997
   and 1998                                      17,400              0.54                    --               --
   Granted                                    1,495,000              0.12             1,975,000             0.12
   Exercised                                         --                --                    --               --
   Forfeited or canceled                             --                --                    --               --
                                              ---------             -----             ---------            -----
Outstanding at December 31, 1999              1,512,400              0.13                    --               --
                                              =========             =====             =========            =====
Options exercisable at:
   December 31, 1997 and 1998                    17,400              0.54                    --               --
   December 31, 1999                          1,512,400              0.14             1,975,000             0.12

The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1999 is $0.10 per share.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During 1996, the Company granted options, outside the option plans described above, to four other parties to purchase 200,000 shares of the Company's Rule 144 stock at $0.50 per share exercisable at various times through May 17, 2001. The Company also granted to a former board member the option to purchase 150,000 shares at $0.125 per share through May 25, 1999. The validity of the options granted to the former board member has been questioned by the Company based on several factors. The Company is evaluating the status of these options and will take appropriate actions based on that determination. As of December 31, 1998 and 1999, 100,000 of the $0.50 options and all of the $0.125 options remain outstanding.

The range of exercise prices of all outstanding and exercisable options at December 31, 1999, is $0.125 - $0.84375, with a weighted average exercise price of $0.15. The options have remaining contractual lives of 0.4 - 9.8 years, with a weighted average contractual life of 9.7 years.

12.      BUSINESS AND CREDIT CONCENTRATION

The Company is dependent upon certain customers for a major portion of its sales. High End (a customer of the LTI segment) accounted for 15% of sales for the years ended December 31, 1999. The sales of services to IBM represented approximately 43% and 66% for the years ended December 31, 1998 and 1997, respectively. Texas Instruments accounted for approximately 7% and 19% of total sales for the years ended December 31, 1998 and 1997, respectively. Amounts due from three customers, Dell, Vektronix (customers of the LTI segment) and AIS (a customer of the LTI - Blythe segment) , constituted 87% of the Company's accounts receivable at December 31, 1999. IBM and Texas Instruments, along with other customers, High End Systems and Wyle EMG, comprised approximately 16% of net accounts receivable at December 31, 1998. The Company generally does not require collateral on its trade accounts receivable.

During all years presented, the Company's operations were primarily in electronics manufacturing. Until such time as the Company successfully expands into the call center, furniture manufacturing, and other industries, the Company will be economically dependent on the health of the electronics manufacturing industry and the niche in which it provides products and services.

The Company is also dependent on WCC since the operations of its primary operating facility is subject to the work program agreement described in Note 9, above.

13.      RELATED PARTIES

As of December 31, 1998, the Company had notes and interest receivable from Mr. Smith aggregating approximately $536,000 in the accompanying balance sheet under the caption "Net investments in and advances to subsidiary held for sale." In early 1999, in connection with Mr. Smith's resignation and his purchase of GWP from the Company, Mr. Smith paid the amount of proceeds of the sale of 3,366,152 shares of Common Stock to USV and executed a three-year note for approximately $1.2 million in connection with the purchase of GWP (Note 3).

14.      SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was approximately $38,000, $11,000 and $17,000 for 1999, 1998 and 1997, respectively. During 1998, the Company converted $275,000 of debentures and accrued interest into 563,215 shares of common stock.

On April 1, 1999, following a default under Mr. Smith's promissory note, the Company exercised its rights under the pledge agreement with Mr. Smith and sold the 3,000,000 shares pledged by Mr. Smith at the closing sale price on that date for a share of Common Stock, as quoted on the OTC Bulletin Board. The closing sale price on April 1, 1999 was $0.35 per share, for a total sale price of $1,050,000. The aggregate sale price of $1,050,000, less the expenses associated with the sale, was applied in reduction of Mr. Smith's indebtedness to the Company. The 3,000,000 shares of Common Stock were sold to USV. In payment of the $1,050,000 sale price, USV executed a promissory note in favor of the Company.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      FOURTH QUARTER ADJUSTMENTS

Significant adjustments increasing the fourth quarter loss in 1999 and 1998 are indicated below. There were no significant adjustments increasing the fourth quarter loss in 1997.

                                                                  1999         1998
                                                                --------      --------
Increase of allowance on note from former officer               $288,000      $     --

Increase of allowance for doubtful accounts                           --       140,000
Accrued expenses                                                      --        90,000
                                                                --------      --------
Aggregate adjustment                                            $288,000      $230,000
                                                                ========      ========

Aggregate adjustment per common share                           $   0.01      $   0.01
                                                                ========      ========


16.      SEGMENT INFORMATION

During 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. The Company's chief operating decision makers aggregate operating segments based on the location of the segment and whether it is prison-based or free-world. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has four reportable segments. The five reportable segments are USXX (Marietta, Georgia), LTI (Lockhart, Texas), TMD (Georgetown, Texas) and STI (Draper, Utah) and LTI Blythe (Blythe, California). USXX is the corporate office, LTI is a prison-based manufacturer of computer circuit boards, TMD is a freeworld manufacturer of computer circuit boards, STI is a prison-based inbound/outbound call center and LTI Blythe is a prison-based furniture manufacturer. Other segments include manufacturing of modular office furniture components and cut-and-sew operations.


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

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Summary information by segment follows (in thousands):

                                                                           LTI
1999                     USXX         LTI          TMD         STI        BLYTHE      OTHER       TOTAL
-----------------     --------      -------       -----       ------      ------      -----      -------
Net sales             $    --       $ 1,901       $ 948       $  22       $ 876       $ 18       $ 3,765


Operating profit
  (loss)               (1,461)         (837)        (66)        (67)       (243)       (52)       (2,726)
Depreciation
  and
  amortization              8            53          50          22          43          2           178
EBITDA                 (1,809)          (67)       (112)        (61)       (344)       (57)       (2,450)

Total assets          $ 2,887       $   576       $  --       $ 115       $ 346       $ --       $ 3,924
                      =======       =======       =====       =====       =====       ====       =======

1998                    USXX         LTI          TMD          STI         OTHER       TOTAL
-----------------     --------      ------      -------      -------      -------     -------
Net sales             $    --       $3,918      $ 2,119       $  13       $  57       $ 6,107

Operating profit
  (loss)               (1,552)         212         (660)       (262)       (172)       (2,434)
Depreciation
  and
  amortization              1            9           33          14          12            69
EBITDA                 (1,503)         394         (698)       (181)        (91)       (2,079)

Total assets          $ 4,386       $1,031      $   657       $ 337       $ 215       $ 6,626
                      =======       ======        =====       =====       =====       =======
1997                    USXX         LTI          TMD          STI         OTHER       TOTAL
-----------------     --------      ------      -------      -------      -------     -------
Net sales             $    --       $4,167      $    --       $  --       $  --       $ 4,167

Operating profit
  (loss)               (1,706)         152           --          --        (751)       (2,305)
Depreciation
  and
  amortization              1           67           --          --         111           179
EBITDA                   (578)         397           --          --          --          (181)

Total assets          $ 2,956       $  532      $    --       $  --       $  --       $ 3,488
                      =======       ======        =====       =====       =====       =======

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                            December 31,
                                                                                ----------------------------------
                                                                                    1999                  1998
                                                                                ------------          ------------
                                                                                         (in thousands)
Assets
  Total segment assets                                                          $      3,924          $      6,626
  Eliminations                                                                        (2,832)               (4,258)
                                                                                ------------          ------------
Reported total assets                                                           $      1,092          $      2,368
                                                                                ============          ============


17.      CONTINGENCIES

The Company had guaranteed certain liabilities, of up to $2.5 million, and the purchase of the minority interest in TMD, based on a multiple of earnings before interest, taxes, depreciation and amortization (Note 3). On February 16, 1999, in the case styled Fidelity Funding vs. Ken Smith, et al, in the 14th Judicial District of Dallas County, Texas, Fidelity Funding, Inc. (Fidelity) sued Mr. Smith and the Company in the amount of $839,449, the amount allegedly owed by Technology Manufacturing and Design, Inc., ("TMD") to Fidelity under a secured credit facility extended by Fidelity to TMD in November of 1998. The suit resulted after the Company sold its 51% interest in TMD to Mr. Smith and after TMD filed bankruptcy. The suit seeks to enforce a payment guaranty of the Company with respect to the balance of principal and accrued interest owed by TMD to Fidelity under this secured credit facility. The bankruptcy court for the Western District of Texas has permitted Fidelity to collect the remaining principal and interest due under this credit facility from the accounts receivable securing this credit facility. As a result, Fidelity decided not to pursue its action against the Company and on June 17, 1999, filed a nonsuit, dismissing this lawsuit.

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

The Company is involved in two lawsuits brought by former management employees who claim to be entitled to certain severance benefits and back pay. The aggregate amount claimed under these lawsuits, including interest and attorney fees, is approximately $360,000. Management is vigorously defending these lawsuits.

Effective April 1, 1997 the Company accrued a charge in the amount of $252,256 to recognize the costs which were deemed to be "probable" under SFAS No. 5, Accounting for Contingencies, to resolve outstanding litigation. As of December 31, 1999 and 1998, the remaining balance of this accrual to resolve outstanding litigation was $28,000.

18.      SUBSEQUENT EVENTS

On February 21, 2000, the Company entered into an agreement ("E2E Acquisition Agreement") to acquire all of the outstanding stock of E2Enet, Inc. ("E2E"). The Company initially agreed to acquire E2E by purchasing all of E2E's outstanding stock in exchange for shares of a Series B Mandatorily Convertible

Preferred Stock, par value $0.02 per share ("Series B Preferred Stock"), to be newly created by the Company. However, in late March 2000, it became clear that if the E2E Acquisition remained structured as a share exchange, the transaction would not qualify for treatment as a tax-free exchange because certain stockholders of E2E would receive consideration other than voting stock of the Company. To preserve the tax-free nature of the E2E Acquisition, the Company, E2E and certain stockholders of E2E agreed on April 5, 2000 to change the structure of the E2E Acquisition from a share exchange to a merger between E2E and a wholly-owned subsidiary of the Company, U.S. Technologies Acquisition Sub, Inc. ("U.S. Technologies Acquisition"). Accordingly, the Company proposes to acquire E2E by causing U.S. Technologies Acquisition to merge with and into E2E. U.S. Technologies Acquisition will be the surviving corporation of this merger, and upon the consummation of this merger, U.S. Technologies Acquisition will change its name to E2E Net, Inc. As a result, upon the completion of the E2E Acquisition, E2E will become a wholly owned subsidiary of the Company.

When the E2E Acquisition closes, E2E's stockholders will be issued shares of Series B Preferred Stock, which will have a stated liquidation preference aggregating approximately $11,200,000, and certain minority stockholders of E2E will also receive options to purchase shares of the Company's common stock, par value $0.02 ("Common Stock"). Upon their mandatory conversion as described below, these shares of Series B Preferred Stock will be converted into approximately 56,000,000 shares of Common Stock.

The Company agreed, under the E2E Acquisition Agreement, to raise at least $6,250,000 and up to $10,000,000 of new capital funds at or prior to the closing of the E2E Acquisition. To raise these funds, the Company recently commenced the private placement sale of $1,250,000 of additional shares of its Series A Convertible Preferred Stock, par value $0.02 (the "Series A Preferred Stock"), to USV Partners, LLC ("USV"), a limited liability company controlled by Gregory Earls, the Company's Co-Chairman and Co-Chief Executive Officer, which is the Company's largest shareholder, and at least $5,000,000 and up to $8,750,000 of its newly created Series C Mandatorily Convertible Preferred Stock, par value $0.02 ("Series C Preferred Stock"), to accredited investors. The Company has thus far received subscriptions or indications of interest for the purchase of approximately $5,200,000 of its Series C Preferred Stock, of which approximately $3,000,000 consists of subscriptions by USV. In connection with the private placements of the Series A Preferred Stock and the Series C Preferred Stock, the Company has received to date subscriptions for a total of approximately $6,450,000. The Series C Preferred Stock would be convertible into shares of Common Stock at a conversion price per share ranging from $0.90 to $2.00, which will be determined based on the closing sale price for a share of Common Stock on the closing date of the E2E Acquisition, as quoted on the OTC Bulletin Board. The proceeds of these offerings will be used primarily to finance additional investments in new and existing Internet businesses that focus on B2B and B2C e-commerce, the payment of costs incurred and liabilities assumed in connection with the E2E Acquisition and related business transactions and ongoing working capital needs.

The Company intends, and is required by the E2E Acquisition Agreement to call a meeting of its stockholders for the purpose of amending the Company's Restated Certificate of Incorporation. The proposed amendment (the "Charter Amendment") will increase the number of shares of Common Stock the Company is authorized to issue to an amount sufficient to permit the conversion to Common Stock of all of the Company's then-outstanding shares of all of its authorized and designated series of convertible preferred stock, including the Company's Series A Preferred Stock, the Series B Preferred Stock to be issued to E2E's stockholders, and the Series C Preferred Stock. In addition to authorizing a sufficient number of shares of Common Stock to permit conversion to Common Stock of all of the Company's outstanding shares of convertible preferred stock, the Charter Amendment's proposed increase to the number of shares the Company is authorized to issue will also include an amount sufficient to permit the conversion to Common Stock of any other then-outstanding securities or options, which are convertible into or otherwise permit the holder thereof to purchase or otherwise receive shares of Common Stock. Upon the acceptance of the Charter Amendment by the Secretary of State of the State of Delaware, the Series B Preferred Stock and the Series C Preferred Stock will automatically be converted into shares of Common Stock. USV has also indicated its intention to convert all of its shares of Series A Preferred Stock to Common Stock at that time.

The Company also announced that it will expand its Board of Directors in connection with the completion of the E2E Acquisition. The new directors will also stand for election at the Company's next annual meeting, which also is when the Company expects to present the Charter Amendment for Stockholder approval.

E2E has various interests in several development stage Internet e-commerce companies. These portfolio companies principally include:

         - Buyline.net, Inc. ("Buyline"). Buyline is a developer of B2B e-commerce applications, and is developing a proprietary Internet software program designed to be a universal platform for entry-level B2B e-commerce, linking buyers and sellers. Buyline's application for RFP/RFQ technology (Request for Proposal/Request for Quotation) will be used in a full range of on-line advertising, on Internet based directories, and in commercial web sites.

         - VIPRO Corporation ("Vipro"). Vipro is an Internet surety company, which provides repair guarantees against viruses that harm computers. The Company has e-commerce relationships with a leading Internet utility company, a credit card association, one of the largest warranty claims administrators in the world and over 170 Internet service providers.

         - Urban Box Office Network, Inc. ("UBO"). UBO is a developer of networked multi-media web sites that will provide e-commerce services to participants interested in urban culture, information, entertainment and products.

         - OneMade, Inc. ("OneMade"). OneMade is a developer of an e-commerce community that will serve participants in the arts, crafts, and hobby industries. OneMade intends to connect wholesalers, retailers, consumers and artists in these fields.

         - bluemercury, Inc. ("bluemercury"). bluemercury operates an e-commerce site for upscale cosmetic products and accessories. It intends to pursue a "clicks and bricks" strategy by also acquiring high-end cosmetic specialty retailers.

         - MEI Software Systems, Inc. ("MEI"). MEI provides customized software systems to manage the databases of trade associations, professional associations, fund-raising organizations and chambers of commerce.

The Company intends to restructure some of E2E's investments in its portfolio companies and provide these entities with additional working capital to stimulate their further growth and expansion. E2E's initial investment in Buyline will be restructured and increased so that Buyline becomes a controlled operating subsidiary. On February 28, 2000, Buyline and the Company entered into an Agreement in Principle (the "Buyline Agreement"), which provides that E2E will invest $3,000,000 in Buyline and will receive in exchange shares of Buyline's common stock. This investment will consist of (1) the conversion of E2E's existing loans to Buyline (including accrued interest), (2) acknowledgment of in kind services already rendered, and (3) an additional $1,000,000 cash investment. In addition, the two principal stockholders and creditors of E2E will each invest $250,000 in Buyline. Simultaneous with entering into the Buyline Agreement, the Company hired a technology executive who will become Buyline's President and Chief Executive Officer.

The Company presently expects to complete definitive documentation for, and to complete, the Buyline restructuring shortly after closing the E2E Acquisition. Upon the consummation of the transactions contemplated by the Buyline Agreement, the Company, through E2E, will be the controlling shareholder of Buyline, and will designate and supervise the Buyline management team.

Also, on March 13, 2000, the Company reached an agreement with Vipro to invest directly or indirectly through E2E an additional $1,000,000 in Vipro, on or before April 12, 2000, in exchange for additional equity in the form of shares of Vipro's Series B Convertible Preferred Stock. On the same day, one of the principal creditors and stockholders of E2E that will become a stockholder of the Company upon the completion of the E2E Acquisition invested $1,000,000 in Vipro on terms identical to the Company's pending investment.

E2E has not been actively involved in the development of its portfolio companies' business strategies, operations and management teams. Many of these portfolio companies are now largely supported by later stage investors and managed by executive groups independent of E2E. With the exception of Buyline, it is anticipated that E2E will retain its minority equity position in these original portfolio companies. It is anticipated that in the future the Company principally will follow the investment precedent established by its proposed restructuring of Buyline by seeking ownership positions, voting interests and management roles in new portfolio companies that provide the Company, through E2E, operating control of such portfolio company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the executive officers and directors of the Company:

Name                                Age     Position with the Company
----                                ---     -------------------------
Gregory Earls (1)(2)                53      Co-Chairman and Co-Chief Executive Officer

James V. Warren (2)                 55      Co-Chairman and Co-Chief Executive Officer

J. L. (Skip) Moore (3)              45      Executive Vice-President and Chief Operating Officer

(1) On February 11, 1999, Mr. Earls was elected to the positions of Chairman of the Company's Board of Directors and Chief Executive Officer. Since November 29, 1999, Mr. Earls has served as the Co-Chairman of the Board of Directors and the Co-Chief Executive Officer with James V. Warren.

(2) On November 29, 1999, Mr. Warren was elected a Director, Co-Chairman of the Company's Board of Directors and Co-Chief Executive Officer of the Company. In his positions as Co-Chairman and Co-Chief Executive Officer of the Company, Mr. Warren serves with Mr. Earls, whose positions as Chairman and Chief Executive Officer of the Company were modified to include Mr. Warren. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Appointment of New Management Team."

(3) On November 29, 1999, Mr. Moore was elected to serve as the Executive Vice-President and Chief Operating Officer of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Appointment of New Management Team."

DIRECTORS AND EXECUTIVE OFFICERS

The Company's By-Laws provide that the Board of Directors shall consist of not less than one nor more than 15 members. Each member of the Board of Directors is elected for a one-year term and until his or her successor is elected and qualified. The Company intends to expand its Board of Directors in connection with its completion of the E2E Acquisition. The new directors will also stand for election at the Company's next annual meeting. See "Business - E2E Acquisition." The Company's current directors and executive officers are as follows:

Gregory Earls has served as Director of the Company since April, 1998. On February 11, 1999, he was elected to the positions of Chairman of the Board and Chief Executive Officer of the Company. Since November 29, 1999, Mr. Earls has served as the Co-Chairman and Co-Chief Executive Officer with James V. Warren. Mr. Earls is also the President and a Director of U.S. Viewing Corporation, an investment management company he founded in 1986. Mr. Earls also serves as President and a Director of Equitable Production Funding of Canada, Inc., a communications holding company. From 1992 to 1996, he served as Chairman of the Board of Directors of Health and Sciences Television Network, Inc., a distributor of educational programming. In addition, Mr. Earls has also served as a member of the Board of Directors of Jayhawk Acceptance Corporation, a finance company of which he was a founder in 1994. Mr. Earls graduated from the University of Virginia in 1967.

James V. Warren has served as a Director of the Company since November 29, 1999 and has been a significant shareholder of the Company for several years. At the same time as his appointment as a Director he also began, along with Mr. Earls, sharing responsibilities as the Company's Co-Chairman of the Board and Co-Chief Executive Officer. Mr. Warren is co-founder and President of The Spear Group, a global professional management company, located in Atlanta, Georgia, which develops and implements solutions for managing personnel and human resources. Mr. Warren has over 35 years experience in a broad range of management, sales and marketing and project management positions.

J. L. (Skip) Moore has served as Executive Vice-President and Chief Operating Officer of the Company since November 29, 1999. Mr. Moore is responsible for all operating activities of the Company's prison based outsourcing facilities. Most recently Mr. Moore served as Chief Operating Officer of The Spear Group. Previously he was Chief Executive Officer of Med-Quip, Inc., a medical products distribution company located in Atlanta, Georgia. Since receiving his B.A. Degree from Elon College in 1977, Mr. Moore has held a series of progressively responsible management and executive positions with various companies.

KEY EMPLOYEES AND CONSULTANTS

Larry C. Cobb, a consultant who assists the Company in meeting its public filing requirements, has been providing services to the Company since May 1998. Mr. Cobb's experience includes over 25 years of financial and accounting management with private and public companies in the manufacturing, construction, retail and service industries. Since 1994, Mr. Cobb has been an independent consultant specializing in turn-arounds, reorganizations and start-ups. Mr. Cobb received his BS degree in accounting from Mississippi State University in 1972 and a Master of Professional Accountancy degree from Georgia State University in 1978.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Company's Common Stock held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under Section 16(a). Except as set forth below, to the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during 1999, the Company has complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders.

Certain holders of more than 10% of the Company's outstanding Common Stock and directors and officers of the Company failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. For each such stockholder, director or officer, the number of late reports and number of transactions that were not reported on a timely basis are set forth below:

         - J.L. (Skip) Moore, the Company's Executive Vice President and Chief Operating Officer, inadvertently failed to file on a timely basis a Form 3 under Section 16(a), which was required to report Mr. Moore's appointment as an executive officer of the Company on November 29, 1999.

         - USV, a beneficial owner of more than 10% of the Company's outstanding Common Stock, inadvertently failed to file on a timely basis a Form 4 under Section 16(a), which was required to report changes in USV's beneficial ownership of Common Stock on November 29, 1999.

         - Gregory Earls, the Company's Co-Chairman and Co-Chief Executive Officer, inadvertently failed to file on a timely basis a Form 4 under Section 16(a), which was required to report changes in Mr. Earls' beneficial ownership on November 29, 1999. Mr. Earls also inadvertently failed to file, on a timely basis, a Form 5, which was required to report changes in Mr. Earls' beneficial ownership during fiscal year 1999 attributable to the issuance to Mr. Earls on November 5, 1999 of presently exercisable options under the Company's 1999 Stock Option Plan to purchase 850,000 shares of Common Stock.

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth all cash and cash equivalent remuneration paid by the Company and its subsidiaries during the years ended December 31, 1999, 1998 and 1997 to each Co-Chief Executive Officer of the Company and the only other executive officer of the Company whose compensation for 1999 exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                           Annual Compensation                     Long-Term Compensation
                                         -----------------------    ------------------------------------------------
                                                                    Restricted                              All
                                                                      Stock      Options/     LTIP         Other
                                Fiscal   Salary    Bonus   Other     Award(s)      SARs      Payouts    Compensation
Name and Principal Position      Year      ($)       ($)     ($)      ($)           (#)        ($)         ($)

Gregory Earls (1)
Co-Chairman of the Board         1999     99,918       0       0            0      850,000         0             0
President and                    1998          0       0       0            0            0         0             0
Co-Chief Executive Officer       1997          0       0       0            0            0         0             0

James V. Warren (2)
Co-Chairman of the Board         1999          0       0       0            0    1,500,000         0             0
President and                    1998          0       0       0            0            0         0             0
Co-Chief Executive Officer       1997          0       0       0            0            0         0             0

John P. Brocard (3)
Senior Vice-President and        1999    113,750       0       0            0      175,000         0             0
General Counsel                  1998    110,000       0       0            0            0         0             0
                                 1997     37,500       0       0            0            0         0             0

(1) Mr. Earls was appointed to the position of Chief Executive Officer of the Company on February 11, 1999. Since November 29, 1999, Mr. Earls has served as the Co-Chief Executive Officer with James V. Warren.
(2) Mr. Warren was appointed to the position of Co-Chief Executive Officer of the Company on November 29, 1999.
(3) Effective January 31, 2000, the Company terminated Mr. Brocard's employment with the Company.

COMPENSATION OF DIRECTORS

Directors of the Company are reimbursed for travel expenses incurred in serving on the board of directors. Directors do not receive any compensation for attendance at meetings of the board of directors.

STOCK OPTION PLANS

The Company's Employee Incentive Stock Option Plans of 1990 and 1996 (the "Plans") were adopted by the Board of Directors and approved by the Company's stockholders on June 8, 1990 and July 25, 1996, respectively. The purpose of the Plans is to attract and retain qualified personnel. The Plans provide that the aggregate fair market value of the shares of Common Stock for which any participant may be granted incentive stock options in any calendar year shall not exceed $100,000 plus any "unused limited carryover" as determined under
Section 422A(c) of the Internal Revenue Code of 1954, as amended. No options may be granted under the Plans after October 5, 1999 and April 29, 2006, respectively.

The Plans are administered by the Board of Directors of the Company who determine, subject to the provisions of the Plans, to whom options are granted and the number of shares of the common stock subject to option. The exercise price of such options granted under the Plans must equal at least 100% of the fair market value of the Common Stock on the date the option is granted.

The Plans also provide that no option shall be exercisable more than three months after termination of an option holder's employment with the Company, unless such termination of employment occurs by reason of death or permanent and total disability. In the event of the death or disability of an option holder while an employee of the Company, the options which were otherwise exercisable by the option holder or his legal representative or beneficiary of his estate, may at any time within one year from the date of the option holder's death or disability be exercised. In no event, however, shall an option be exercisable after 10 years from the date it was granted.

On May 4, 1993 and September 3, 1993, the Company adopted the 1993 and 1993A Nonqualified Stock Option Plans, respectively. These plans reserved 500,000 and 800,000 shares respectively, of Common Stock to be granted to non-employees, directors, and/or other persons associated with the Company whose services have benefited the Company.

On April 14, 1994, the Company adopted the 1994 Nonqualified Stock Option Plan. This plan reserved 800,000 shares of Common Stock to be granted and issued to its officers, directors, employees and/or consultants whose services have benefited the Company.

During November 1996, the Company adopted the 1996 Nonqualified Stock Option Plan. The plan reserved 800,000 shares of Common Stock to be granted and issued to its officers, directors, employees and/or consultants whose services have benefited the Company.

During 1996, the Company's prior management granted options, outside the option plans described above, to four other parties to purchase 200,000 shares of the Company's Rule 144 stock at $0.50 per share exercisable at various times through May 17, 2001.

During the year ended December 31, 1998, no options were issued or exercised under the terms of the previously referenced option plans.

On November 1, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the "1999 Stock Option Plan"). The 1999 Stock Option Plan reserved 3,115,000 shares of Common Stock to be issued to officers, directors and key employees of the Company and its subsidiaries and affiliates. On February 21, 2000, the Board of Directors of the Company approved amendments to the 1999 Stock Option Plan, which included, among other things, the authorization to make option grants under such plan to consultants and an increase in the amount of shares of Common Stock available for sale under the 1999 Stock Option Plan to 22,500,000, subject to certain conditions including the effectiveness of the Charter Amendment. See "Business - E2E Acquisition."
In early November 1999, the Company granted 1,510,000 options under the 1999 Stock Option Plan to a total of thirteen employees and consultants. These options carried an exercise price of $0.125 per share, based on the closing sale price of the Common Stock on November 5, 1999. These options were fully vested at the time of grant. On November 29, 1999, the Company issued 1,900,000 options under the 1999 Stock Option Plan to two newly appointed executive officers of the Company. Pursuant to a Management Agreement executed by these two individuals and the Company on November 29, 1999, these options carried an exercise price of $0.122 per share and were fully vested at the time of grant. See "Certain Relationships and Related Transactions."

BONUS PLAN

On July 14, 1989, the Company's Board of Directors adopted a bonus plan that sets aside 1%, 2%, and 3% of sales as long as the Company maintains a pre-tax income of 10%, 15%, and 20% of sales, respectively. The performance standards will be based on quarterly operating periods. Bonuses are accrued quarterly and allocated as of the end of each calendar year. No employees have vested rights in the bonus plan. The Board of Directors of the Company acts as a committee to determine who participates and the actual amount of the individual bonuses. No bonuses were paid during 1999, 1998 or 1997 under this plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 20, 2000 with respect to the beneficial ownership of the Company's Common Stock, by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Named Executive Officer and (iii) each director and executive officer of the Company, and (iv) the directors and executive officers of the Company as a group.

                                                Shares of
                                               Common Stock             Percentage of
 Beneficial Owner                          Beneficially Owned (1)   Outstanding Shares (2)
-----------------                          ----------------------   ----------------------
Gregory Earls (3)                                49,214,758               62.74%
Co-Chairman, President and
Co-Chief Executive Officer

USV Partners LLC (4)                             47,649,758               61.81%

James. V. Warren (5)                              7,857,152               25.39%
Co-Chairman and
Co-Chief Executive Officer

J. L. (Skip) Moore (6)                              442,000                1.48%
Executive Vice-President and
Chief Operating Officer

John P. Brocard (7)                                  95,000                    *
Former Senior Vice-President and
General Counsel

All Officers and Directors as a                  57,608,910               71.70%
Group (4 individuals)

     *  Indicates less than one percent (1%)

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

(2) The percentage of ownership reported for each person, entity or group appearing on the foregoing table is based on the 29,444,278 shares of Common Stock outstanding as of March 20, 2000 plus any shares of Common Stock such person, entity or group is entitled to receive upon the conversion of convertible securities or exercise of options that presently are or within sixty (60) days of March 20, 2000 will be convertible or exercisable.

(3) The amount shown includes 850,000 shares Mr. Earls is entitled to purchase upon the exercise of presently exercisable stock options issued to Mr. Earls under the Company's 1999 Stock Option Plan (the "1999 Stock Option Plan"). The amount shown also includes 47,649,758 shares of Common Stock issuable to USV upon the conversion of the 500,000 shares of the Company's Series A Preferred Stock held directly by USV. Further, of the amount shown, 500,000 shares represent shares of Common Stock issuable to The Earls Family Limited Partnership upon the exercise of Warrants held directly by the Earls Family Limited Partnership. 6,366,152 shares of Common Stock held directly by USV are also included in the amount shown. Mr. Earls, the Co-Chairman and Co-Chief Executive Officer of the Company, is the sole member of USV Management, LLC, the manager of USV and is the President of the General Partner of the Earls Family Limited Partnership, Kandax Corporation. The power of USV to vote and dispose of the shares of Common Stock it directly owns and would directly own upon the conversion of the Series A Preferred Stock it owns is exercised through Mr. Earls. The power of the Earls Family Limited Partnership to vote and dispose of the shares of Common Stock it would directly own upon the exercise of the Warrants it owns is exercised through Mr. Earls. Additionally, of the amount shown, 315,000 shares are owned directly by Equitable Production Funding, Inc. By virtue of his majority ownership of the outstanding shares of Equitable Production Funding, Inc., Mr. Earls beneficially owns the shares of Common Stock directly held by Equitable Production Funding, Inc.

(4) See note (3) above. USV's address is 2001 Pennsylvania Avenue, N.W., Suite 675, Washington, D.C. 20006.

(5) The amount shown includes 1,500,000 shares Mr. Warren is entitled to purchase upon the exercise of presently exercisable stock options issued to Mr. Warren under the 1999 Stock Option Plan. In addition, of the amount shown, 38,500 shares are owned directly by Mr. Warren's wife, Jane G. Warren. Mr. Warren shares the power to vote or to direct the vote of and dispose or direct the disposition of the 38,500 shares of Common Stock directly owned by his wife.

(6) The amount shown includes 400,000 shares Mr. Moore is entitled to purchase upon the exercise of presently exercisable stock options issued to Mr. Moore under the 1999 Stock Option Plan.

(7) Effective January 31, 2000, the Company terminated Mr. Brocard's employment with the Company.

                     Option/SAR Grants in Last Fiscal Year

                                                                         Potential
                                                                      Realized Value at
                                                                      Assumed Annual               Alternative
                                                                    Rates of Stock Price          to (f) and (g)
                                                                         Appreciation               Grant Date
                        Individual Grants                              for Option Term                 Value
--------------------------------------------------------------------------------------------------------------
     (a)                (b)          (c)          (d)          (e)          (f)          (g)          (h)
                                   % of
                    Number of      Total
                    Securities     Options/
                    Underlying     SARs
                    Options/       Granted to   Exercise                                              Grant
                    SARs           Employees    or Base                                               Date
                    Granted        in Fiscal    Price       Expiration                                Present
Name                (#)            Year         ($/Sh)      Date           5% ($)        10%($)       Value $
--------------------------------------------------------------------------------------------------------------
Gregory Berls         850,000      24,5%        .122        November 2009  $244,800      $448,000     $103,700
James AV Warran     1,500,000      43,2%        .122        November 2009  $432,000      $777,000     $183,000
Ken Smith                  --         --          --                   --        --            --           --

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

          (a)                 (b)               (c)                    (d)               (e)
                                                                Number of
                                                                Securities       Value of
                                                                Underlying       Unexercised
                                                                Unexercised      In-the-Money
                                                                Options/SARs at  Options/SARs
                                                                FY-End(#)        FY-End($)

                        Shares Acquired                         Exercisable/     Exercisable/
Name                    on Exercise(#)      Value Realized ($)  Unexercisable    Unexercisable
------------------------------------------------------------------------------------------------
Gregory Earls                --                  --               850,000/0      $110,500/$0
James AV Warran              --                  --             1,500,000/0      $195,000/$0
Ken Smith                    --                  --                      --               --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 11, 1999, Kenneth H. Smith and the Company entered into a Severance Agreement (the "Severance Agreement"). Under the terms of the Severance Agreement, Mr. Smith resigned from his positions as the Company's President, Chief Executive Officer and as a Director. The Company agreed to retain Mr. Smith as an independent contractor for six (6) months and pay Mr. Smith $125,000 in six (6) equal installments for such consulting services. In addition, the Company agreed to pay Mr. Smith approximately $4,800, as reimbursement for certain automobile expenses.

Pursuant to the Severance Agreement entered into between the Company and Mr. Smith, the Company sold its wholly owned subsidiary, GWP, to Mr. Smith. The sole asset of GWP was an ownership interest in an amount of capital stock of TMD, which represented a controlling interest in TMD. This majority interest in TMD was acquired by GWP in early October 1998 for $730,000, which was contributed by the Company to GWP for the express purpose of purchasing TMD stock. In addition to contributing to GWP the funds necessary to complete the purchase of a controlling interest in TMD, from early October 1998 through February 11, 1999, the Company, through GWP, also contributed approximately $1,337,000 in working capital funds to TMD. The Company also guaranteed certain existing obligations of TMD, including the repayment of TMD's Fidelity Funding Inc. loan, pursuant to the Loan and Security Agreement between TMD and Fidelity Funding, Inc., dated as of November 30, 1998.

The sale of GWP was concluded on February 15, 1999. The total purchase price for GWP was approximately $2,451,000. This amount represented the Company's estimate of its investment in TMD through February 11, 1999 and certain legal and other transactional costs Mr. Smith agreed to assume.

A portion of the purchase price for GWP was paid in the form of a promissory note executed by Mr. Smith in the principal amount of $1,234,832 bearing interest annually at the Wall Street Journal's prime rate of interest plus two percent (2%). The principal amount of Mr. Smith's promissory note and any accrued unpaid interest were due and payable in full on February 15, 2002. Mr. Smith and TMD also agreed to guarantee any of TMD's obligations for which the Company was a guarantor. Repayment of the promissory note and the performance of Mr. Smith's guaranty obligations to the Company were secured by Mr. Smith's pledge to the Company of his 3,000,000 shares of the Company's Common Stock. The performance of GWP's guaranty obligations to the Company was secured by GWP's pledge to the Company of all of its stock holdings in GWP.

The remaining balance of the purchase price for GWP was paid through Mr. Smith's sale of 3,366,152 shares of Common Stock to USV, a limited liability company controlled by Gregory Earls, the Co-Chairman of the Company's Board of Directors and Co-Chief Executive Officer of the Company. The aggregate purchase price of these shares was approximately $1,076,000. USV paid this purchase price directly to the Company, which applied such funds toward the amount payable by Mr. Smith to the Company in connection with his purchase of GWP.

On April 1, 1999, following a default under Mr. Smith's promissory note, the Company exercised its rights under the pledge agreement with Mr. Smith and sold the 3,000,000 shares pledged by Mr. Smith at the closing sale price on that date for a share of Common Stock, as quoted on the OTC Bulletin Board. The closing sale price on April 1, 1999 was $0.35 per share, for a total sale price of $1,050,000. The aggregate sale price of $1,050,000, less the expenses associated with the sale, was applied in reduction of Mr. Smith's indebtedness to the Company. The 3,000,000 shares of Common Stock were sold to USV. In payment of the $1,050,000 sale price, USV executed a promissory note in favor of the Company. This promissory note was secured by USV's pledge of the 3,000,000 shares of Common Stock it purchased on April 1, 1999 and was paid in full by October 1999.

On April 15, 1999, the Company entered into a forbearance agreement with Mr. Smith pursuant to which the parties agreed the amount outstanding under the promissory note Mr. Smith executed in connection with the sale of GWP was equal to $525,000. In addition, the Company agreed to refrain from taking any further action with respect to a default under Mr. Smith's promissory note until the earlier to occur of (i) June 4, 1999, (ii) the date on which an adverse judgment is rendered against the Company by any court of competent jurisdiction in connection with its guaranty obligations of TMD, or (iii) any new default under Mr. Smith's promissory note.

On May 11, 1999, the Company issued 500,000 shares of its Series A Preferred Stock to USV. The Company also issued Warrants to purchase 500,000 shares of the Company's Common Stock to USV. The aggregate purchase price paid by USV for the Series A Preferred Stock and the Warrants was $5,000,000. Promptly after USV was issued the Warrants, USV transferred the Warrants to the Earls Family Limited Partnership. Gregory Earls controls both USV and the Earls Family Limited Partnership. On November 29, 1999, the terms of the Series A Preferred Stock were amended to cancel the right of the holders of the Series A Preferred Stock to receive an annual dividend and to change the conversion price for the Series A Preferred Stock to $0.122. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," and "Market for Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities."

USV has the right to convert its shares of Series A Preferred Stock to Common Stock at any time. Likewise, the Earl's Family Limited Partnership has the right to exercise its Warrants to purchase Common Stock at any time. Each Warrant is exercisable for one share of Common Stock at a price of $1.00 per share. If all of the outstanding shares of Series A Preferred Stock were converted and the Warrants were exercised in full, the holders of such securities would be entitled to receive 48,149,758 shares of Common Stock. If all of USV's shares of Series A Preferred Stock were converted, USV would be entitled to receive 47,649,758 shares of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Because that amount exceeds the number of shares of Common Stock available for issuance under the Company's Restated Certificate of Incorporation, USV and the Company entered into an agreement, dated March 1, 2000, whereby USV waived its right to convert its shares of Series A Preferred Stock until an appropriate Amendment to the Company's Restated Certificate of Incorporation is filed with the Delaware Secretary of State. See "Business-E2E Acquisition."

On November 29, 1999, the Company entered into a Management Agreement (the "Management Agreement") with James V. Warren and J.L. (Skip) Moore. Under the terms of the Management Agreement, Mr. Warren was elected a Director, Co-Chairman and Co-Chief Executive Officer of the Company. In his positions as Co-Chairman and Co-Chief Executive Officer of the Company, the Management Agreement provides that Mr. Warren will serve together with Gregory Earls, whose former positions as Chairman and Chief Executive Officer of the Company were modified to include Mr. Warren. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Appointment of New Management Team."

Also, under the terms of the Management Agreement, Mr. Moore was elected Executive Vice President and Chief Operating Officer of the Company. The Management Agreement further provided as follows:

         - that the conversion price for the Series A Preferred Stock will be changed to the average last sale price per share of Common Stock for the 20 trading days immediately prior to the execution date of the Management Agreement or a conversion price of $0.122 per share;

         - that USV will use its best efforts to sell at a price of ten dollars ($10.00) per share in a private placement up to 300,000 shares of the Company's Series A Preferred Stock;

         - that Mr. Warren be granted options under the Company's 1999 Stock Option Plan to purchase 1,500,000 shares of Common Stock; and

         - that Mr. Moore be granted options under the Company's 1999 Stock Option Plan to purchase 400,000 shares of Common Stock.

To raise funds in connection with the E2E Acquisition, the Company recently commenced the private placement sale of $1,250,000 of additional shares of its Series A Preferred Stock to USV and at least $5,000,000 and up to $8,750,000 of its newly created Series C Preferred Stock to accredited investors. The Company has thus far received subscriptions or indications of interest for the purchase of approximately $5,200,000 of its Series C Preferred Stock, of which approximately $3,000,000 consists of subscriptions by USV. In connection with the private placements of the Series A Preferred Stock and the Series C Preferred Stock, the Company has received to date subscriptions for a total of approximately $6,450,000. These shares of Series A Preferred Stock and Series C Preferred Stock will be issued to USV concurrent with the completion of the E2E Acquisition, which is expected to occur in April once all closing conditions have been satisfied. The proceeds of these private placement sales will be used primarily to finance additional investments in new and existing internet businesses that focus on B2B and B2C e-commerce, the payment of costs incurred and liabilities assumed in connection with the E2E Acquisition and related business transactions and ongoing working capital needs. See "Business-E2E Acquisition."

The Company's operations and accounting center is currently co-located in the offices of The Spear Group in Norcross, Georgia. James V. Warren, the Co-Chairman of the Company's Board of Directors and Co-Chief Executive Officer, is the co-founder and President of The Spear Group. The Company is negotiating a management services agreement with The Spear Group to provide operating, accounting and administrative services to the Company's prison facilities.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.


(a) List of financial statements, financial statement schedules and exhibits.

         Report of Independent Certified Public Accountants on financial statement schedule
         Schedule II - Valuation and Qualifying Accounts, Years Ended December 31, 1999, 1998, and 1997


(b) Reports on Form 8-K filed during the last quarter of the year ended December 31, 1999.

         On December 8, 1999, the Company filed a Current Report on Form 8-K describing the terms of the Management Agreement and the appointment of two new executive officers of the Company.

(c)      Exhibits:

         The exhibits required by Item 601 of Regulation S-K are filed herewith. (See Index of Exhibits)

(d)      Financial Statement Schedules:

         The Financial Statement Schedules required by Regulation S-X are filed herewith.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
  ON FINANCIAL STATEMENT SCHEDULE




The audits referred to in our report dated March 17, 2000, except for Note 18, which is as of April 5, 2000, relating to the consolidated financial statements of U.S. Technologies Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in material respects, the information set forth therein.


Atlanta, Georgia
March 17, 2000, except for Note 18,
  which is as of April 5, 2000

                             U.S. Technologies Inc.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1999, 1998 and 1997

  Column A                              Column B             Column C            Column D       Column E
----------------------------------------------------------------------------------------------------------
                                                              Additions
                                                         (1)          (2)
                                        Balance at    Charged to    Charged to                  Balance at
                                        beginning     cost and       other                        end of
Classification                          of period     expenses       accounts    Deductions       period
----------------------------------------------------------------------------------------------------------
1999:
 Accounts receivable -
   bad debt reserve                      $140,000     $  66,000                   $     --        $206,000

   Inventory
     Obsolescence                        $211,000     $     --                    $211,000        $     --

   Note receivable officer -
     uncollectible reserve               $     --     $526,000      $      --     $     --        $526,000

1998:
 Accounts receivable -
   bad debt reserve                      $ 18,000     $136,000                    $ 14,000        $140,000

   Inventory
     Obsolescence                        $834,000     $     --                    $623,000        $211,000

1997:
    Accounts receivable -
      bad debt reserve                   $ 90,953     $ 18,000                    $ 90,953        $ 18,000

      Inventory
        Obsolescence                     $585,000     $306,888                    $ 57,888        $834,000



          NOTE: These valuation and qualifying accounts were deducted from the assets to which they apply.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of April, 2000.

                               U.S. TECHNOLOGIES INC.




                               By: /s/ Gregory Earls
                                  ---------------------------------------
                                  Gregory Earls
                                  Co-Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Signature                                  Title                         Date
---------                                  -----                         ----
 /s/ Gregory Earls             Co-Chief Executive Officer            April 5, 2000
----------------------    Co-Chairman of the Board of Directors      -------------
Gregory Earls              Acting Principal Accounting Officer

 /s/ James V. Warren             Co-Chief Executive Officer          April 5, 2000
----------------------    Co-Chairman of the Board of Directors      -------------
James V. Warren

                                    INDEX OF EXHIBITS


Exhibit No.                Description
-----------                -----------
     2.1                   - Stock Exchange Agreement among U.S. Technologies Inc., E2Enet, Inc. and certain stockholders of E2Enet, Inc., dated as of February 21, 2000, as amended (Filed as
                           Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 28, 2000, and incorporated herein by reference)

     2.2                   - Stock Purchase Agreement by and between U.S. Technologies Inc. and Kenneth Smith, dated as of February 15, 1999 (Filed as Exhibit 2.6 to the Company's Current Report on
                           Form 8-K, dated February 26, 1999, and incorporated herein by reference)

     2.3                   - Severance Agreement by and between U.S. Technologies Inc. and Kenneth Smith, dated as of
                           February 11, 1999 (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February
                           26, 1998, and incorporated herein by reference)

     2.4                   - Amended and Restated Stock Purchase Agreement by and between Technology Manufacturing & Design, Inc.
                           and GWP, Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 20, 1998, and incorporated herein by reference)

    *2.5                   - Amendment to the Stock Exchange Agreement, dated as of April 5, 2000, by and among the Company, US
                           Technologies Acquisition Sub, Inc., E2E Net, Inc., Northwood Ventures LLC, Northwood Capital Partners
                           LLC, Johnathan Ledecky and certain other stockholders of E2E Net, Inc.

     3.1                   - Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1 to the
                           Company's Annual Report for the year ended December 31, 1997 and incorporated herein by reference)

     3.2                   - Restated By-Laws of the Company (Filed as Exhibit 3.2 to the Company's Annual Report for the year ended December 31, 1997 and incorporated herein by reference)

     4.1                   - Form of Certificate evidencing Common Stock of the Company (Filed as Exhibit 3.1 to
                           Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-11720) and
                           incorporated herein by reference)

     4.2                   - Revised form of certificate evidencing Common Stock of the Company reflecting the change of the name to U.S. Technologies Inc. (Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated
                           July 14, 1989, and incorporated herein by reference)

     4.3                   - Rights Agreement, dated as of October 31, 1997, between the Company and American Securities Transfer
                           & Trust, Inc., as Rights Agent (Filed as Exhibit 4 to the Company's Current Report, dated as of October
                           31, 1997, and incorporated herein by reference)

     4.4                   - Amended Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
                           of U.S. Technologies Inc., dated February 24, 1999 (Filed as Exhibit 4.1 to the Company's Current
                           Report on Form 8-K, dated May 26, 1999, and incorporated herein by reference)

    *4.5                   - Amended Certificate of Designations, Preferences and Rights of Series A Convertible
                           Preferred Stock of U.S. Technologies Inc., dated November 29, 1999

    *4.6                   - Waiver Agreement between USV Partners, LLC and the Company, dated March 1, 2000

    10.1                   - 1988 Employee Stock Option Plan, as amended (Filed as Exhibit 10(e) to the Company's
                           Registration Statement on Form S-8 (No. 33-29048) and incorporated herein by reference)

    10.2                   - 1990 Employee Stock Option Plan, as amended (Filed as Exhibit 10 to the Company's
                           Registration Statement on Form S-8 (No. 33-29048) and incorporated herein by reference)

    10.3                   - 1993 Non-Qualified Stock Option Plan, as amended (Filed as Exhibit 10.1 to the
                           Company's Registration Statement on Form S-8 (No. 33-62686) and incorporated herein by reference)

    10.4                   - 1993A Non-Qualified Stock Option Plan, as amended (Filed as Exhibit 10.1 to the
                           Company's Registration Statement on Form S-8 (No. 33-69200) and incorporated herein by reference

    10.5                   - 1994 Non-Qualified Stock Option Plan, as amended (Filed as Exhibit 10.1 to the
                           Company's Registration Statement on Form S-8 (No. 33-78892) and incorporated herein by reference)

    10.6                   - 1995 Employee Stock Option Plan, as amended (Filed as Exhibit 10.1 to the Company's
                           Registration Statement on Form S-8 (No. 333-16199) and incorporated herein by reference)

    10.7                   - 1996 Non-Qualified Stock Option Plan, as amended (Filed as Exhibit 10.1 to the
                           Company's Registration Statement on Form S-8 (No. 333-16199) and incorporated herein by reference)

   *10.8                   - 1999 Stock Option Plan, as amended

    10.9                   - Agreement between the Company and Wackenhut Corrections Corporation, dated June 30, 1977 (Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

    10.10                  - Amendment to Agreement between the Company and Wackenhut Corrections Corporation, dated January 28, 1998 (Filed as Exhibit 10.9 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1997 and incorporated herein by reference)

   *10.11                  - Industry Work Program Agreement between the Wackenhut Corrections Corporation and
                           Labor-to-Industry Inc., dated as of April 22, 1998

    10.12                  - Investment Agreement between the Company and USV Partners, LLC, dated as of July 16,
                           1998 (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated May 26,
                           1999, and incorporated herein by reference)

   *10.13                  - Lease Agreement by and between the State of California and Labor-to- Industry, Inc.,
                           dated as of August 1, 1998

    10.14                  - Promissory Note, dated February 15, 1999, executed by Kenneth H. Smith in favor of the Company, as amended (Filed as Exhibit 2.2 to the Company's Current Report on Form
                           8-K, dated February 26, 1999, and incorporated herein by reference)

    10.15                  - Agreement of Non-Dilution between Technology Manufacturing & Design, Inc. and the
                           Company, dated February 15, 1999 (Filed as Exhibit 2.3 to the Company's Current Report
                           on Form 8-K, dated February 26, 1999, and incorporated herein by reference)

    10.16                  - Stock Pledge and Guaranty Agreement by and between GWP, Inc. and the Company, dated
                           February 15, 1999 (Filed as Exhibit 2.4 to the Company's Current Report on Form 8-K,
                           dated February 26, 1999, and incorporated herein by reference)

    10.17                  - Stock Pledge and Guaranty Agreement by and between Kenneth H. Smith and the Company, dated February 15, 1999 (Filed as Exhibit 2.5 to the Company's Current Report on Form
                           8-K, dated February 26, 1999, and incorporated herein by reference)

   *10.18                  - Industry Work Program Agreement by and between Wackenhut Corrections Corporation,
                           American Quantum Cycles, Inc. and the Company, dated as of October 19, 1999

    10.19                  - Management Agreement by and between the Company, James V. Warren and J.L. (Skip)
                           Moore (Filed as Exhibit 5.1 to the Company's Current Report on Form 8-K, dated
                           December 8, 1999, and incorporated herein by reference)

   *10.20                  - Stock Purchase Agreement by and among VIPRO Corporation, Northwood Ventures, LLC, Northwood
                           Capital Partners, LLC and the Company, dated March 13, 1999

   *21.1                   - Subsidiaries of the Registrant

   *23.1                   - Consent of BDO Seidman, LLP

   *27.1                   - Financial Data Schedule (for SEC use only)

--------------
*To be provided herewith