Form 10-Q
period 2000-03-31
U S TECHNOLOGIES INC
filed 2000-05-15
CIK 810130

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                 --------------


         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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

                    2001 Pennsylvania Avenue, NW, Suite 675
                              Washington, DC 20006
                   (Address of principal executive offices.)


Registrant's telephone number,
including area code:  (202) 466-3100






      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock, par value $0.02, as of May 5, 2000 was 29,482,286 shares.

                         PART I. FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:

                             U.S. TECHNOLOGIES INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                           March 31,        December 31,
                                                                             2000              1999
                                                                        -------------      -------------
                                                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                          $  1,877,385       $      9,451
     Trade Accounts receivable, net of reserves of $206,000
        at March 31, 2000 and December 31, 1999                              324,001            195,289
     Inventories                                                             284,790            260,575
     Prepaid expenses                                                        276,409             39,340
                                                                        ------------       ------------
         Total current assets                                              2,762,585            504,655
                                                                        ------------       ------------
Property and equipment, net of accumulated depreciation
  of $1,361,738 and $1,329,988 at March 31, 2000 and
  December 31, 1999                                                          532,942            571,383
                                                                        ------------       ------------
Other assets:
     Notes receivable                                                        414,730                 --
     Other assets                                                                 --             16,058
                                                                        ------------       ------------
         Total other assets                                                  414,730            568,983
                                                                        ------------       ------------
              Total assets                                              $  3,710,257       $  1,092,096
                                                                        ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                               $     28,627       $     27,270
     Accounts payable                                                        968,091          1,004,237
     Accrued expenses                                                        349,266            267,587
                                                                        ------------       ------------
     Total current liabilities                                             1,345,984          1,299,094
                                                                        ------------       ------------

Long-term debt less current maturities                                           --             13,794
                                                                        ------------       ------------
Total liabilities                                                          1,345,984          1,312,888
                                                                        ------------       ------------
Shareholders' equity:
     Common stock; $.02 par value; 40,000,000 shares
        authorized; 29,849,278 and 29,195,278 issued and outstanding
       at March 31, 2000 and December 31, 1999, respectively                 597,176            583,906
     Series A convertible preferred stock:
      $0.02 par value; 10,000,000 shares authorized;
        500,000 issued and outstanding                                     5,000,000          5,000,000
     Series A convertible preferred stock:
       subscribed but unissued                                             1,231,703            289,703
     Series C mandatorily convertible preferred stock:
      $0.02 par value; 8,750 shares authorized;
        subscribed but unissued                                            1,800,928                 --
     Additional paid-in capital                                           12,465,198         12,275,655
    Accumulated deficit                                                  (18,352,843)       (17,992,167)
    Stock receivable                                                        (150,205)          (150,205)
    Treasury stock, at cost, 400,000 shares held                            (227,684)          (227,684)
                                                                        ------------       ------------
         Total shareholders' equity                                        2,364,273           (220,792)
                                                                        ------------       ------------
Total liabilities and shareholders' equity                              $  3,710,257       $  1,092,096
                                                                        ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                             U.S. Technologies Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                 Three months
                                                                                ended March 31,
                                                                                ---------------
                                                                             2000            1999
                                                                          ----------      ----------
Net Sales                                                                 $  476,526      $1,870,284

Operating costs and expenses:
     Cost of sales                                                           627,277       2,036,641
     Selling expense                                                          15,923          18,389
     General and administrative expense                                      210,999         824,966
                                                                          ----------      ----------
         Total operating costs and expenses                                  854,199       2,879,996
                                                                          ----------      ----------

(Loss) from operations                                                      (377,673)     (1,009,712)

Other income (expense)
     Interest, net                                                             3,254         (35,256)
     Other, net                                                               13,743         (61,713)
     Gain on sale of subsidiary                                                   --       1,168,994
                                                                          ----------      ----------
Total other income (expense)                                                  16,997       1,072,025
                                                                          ----------      ----------

Income (loss) before income taxes                                        $  (360,676)     $   62,313
Provision for income taxes                                                        --              --
                                                                          ----------      ----------

Net income (loss)                                                        $  (360,676)     $   62,313
                                                                          ==========      ==========

Net income (loss) per share:
     Basic                                                               $     (0.01)     $     0.00
                                                                          ==========      ==========
     Diluted                                                             $     (0.01)     $     0.00
                                                                          ==========      ==========

Shares used in per share calculation:
     Basic                                                                28,924,838      28,795,278
                                                                          ==========      ==========
     Diluted                                                              28,924,838      29,087,678
                                                                          ==========      ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             U.S. Technologies Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Three months Ended March 31,
                                                           ------------------------------
                                                              2000                1999
                                                           ----------         -----------
Cash flows from operating activities:
     Net income (loss)                                     $ (360,676)        $    62,313

     Adjustments to reconcile net income (loss)
       to net cash used in operating
       activities:
         Depreciation and amortization                         31,750              26,742
         Gain on sale of Subsidiary                                --          (1,168,994)
         Advances, net of deficit in operating
            results, to subsidiary prior to sale                   --            (570,318)

     Changes in certain assets and liabilities:
         Accounts receivable                                 (128,712)           (111,346)
         Inventories                                          (24,215)            (61,871)
         Prepaid expense                                     (237,069)            (77,684)
         Accounts payable                                     (36,146)            208,320
         Accrued expenses                                      81,679              76,697
                                                           ----------         -----------

              Net cash used in operating activities          (673,389)         (1,616,141)
                                                           ----------         -----------

Cash flows from investing activities:
         Equipment purchases                                       --              (6,774)
         Advances to former shareholder                            --            (200,000)
         Advances to internet companies                      (414,730)                 --
         Proceeds from sale of subsidiary                          --           1,076,000
         Change in other assets                                22,749              34,590
                                                           ----------         -----------
Net cash provided by (used in) investing activities          (391,981)            903,816

Cash flows from financing activities:
         Proceeds from exercise of stock
            options and warrants                              202,813                  --
         Proceeds from convertible preferred stock
           subscriptions net of costs                       2,742,928             643,329
         Payments of notes payable                            (12,437)             (3,096)
                                                           ----------         -----------
         Net cash provided by financing activities          2,933,304             640,233
                                                           ----------         -----------

Net cash provided (used)                                    1,867,934             (72,092)
Cash and cash equivalents, beginning of period                  9,451             110,140
                                                           ----------         -----------
Cash and cash equivalents, end of period                   $1,877,385         $    38,048
                                                           ==========         ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            U.S. TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

1.       BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.       NATURE OF OPERATIONS

OUTSOURCING OPERATIONS

U.S. Technologies Inc. (the "Company"), is an "outsourcing company" that provides manufacturing, assembly, repair, kitting and fulfillment services to Fortune 1000 and other select businesses. The Company performs its services utilizing prison labor under the Prison Industry Enhancement Program ("PIE"). Congress created the PIE program in 1979 to encourage states and local units of government to establish employment opportunities for prisoners that approximate private sector work opportunities. The program is designed to place inmates in a realistic working environment, pay them the local prevailing wage for similar work, and enable them to acquire marketable skills to increase their potential for successful rehabilitation and meaningful employment upon release.

E2E ACQUISITION

On February 22, 2000, the Company announced that it reached a definitive agreement to acquire E2Enet, Inc. ("E2E"), a privately held Internet incubator company. On April 5, 2000, this agreement was amended so the acquisition could qualify as a tax-free transaction. E2E has made early stage investments in several development stage business-to-business (B2B) and business-to-consumer
(B2C) e-commerce businesses. The Company's acquisition of E2E closed on April 12, 2000.

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

The Company intends to restructure some of E2E's investments in its portfolio companies and provide these entities with additional working capital to stimulate their further growth and expansion. E2E's initial investment in Buyline.net, Inc. ("Buyline") will be restructured and increased so that Buyline becomes a controlled operating subsidiary. On February 28, 2000, the Company and Buyline, an E2E portfolio company, entered into an Agreement in Principle (the "Buyline Agreement"), which provided for (1) the conversion to Buyline's common stock of E2E's existing loans to Buyline (including accrued interest), (2) acknowledgment of in kind services already rendered by E2E, and
(3) an additional $1,000,000 cash investment by the Company through E2E. Simultaneous with entering into the Buyline Agreement, the Company hired a technology executive who has become Buyline's President and Chief Executive Officer. The Company presently completed definitive documentation for, and closed, the Buyline restructuring on April 26, 2000. As a result, the Company, through E2E, will be the controlling shareholder of Buyline, and will designate and supervise the Buyline management team.

On March 13, 2000, the Company reached an agreement with Vipro Corporation ("Vipro") to invest and, on April 12, 2000, did invest through E2E an additional $1,000,000 in Vipro, another E2E portfolio company, for additional equity in the form of shares of Vipro's Series B Convertible Preferred Stock.

3.       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

4.       INVENTORIES

At March 31, 2000, and December 31, 1999, inventories consisted of the following:

                                  2000                    1999
                                --------                --------
Raw materials                   $247,047                $217,348
Work in progress                  14,989                  42,180
Finished Goods                    22,754                   1,047
                                --------                --------
                                $284,790                $260,575
                                ========                ========

5.       NOTES RECEIVABLE

During the quarter ended March 31, 2000, the Company advanced cash, to be used for working capital, to primarily Buyline.net, Inc. ("Buyline") and Portris, LLC ("Portris"). Buyline is an E2E portfolio company. See note 2 above. As of March 31, 2000, the Company had advanced $350,000 to Buyline. Portris is a software company that has developed an information management system that facilitates performance of interactive team oriented projects over the internet. On April 12, 2000, the Company signed a letter of intent with Portris. Under the terms of the letter of intent the Company will receive a 30.4% equity interest in Portris for $380,000, including an amount of $50,000, which is included in the Company's notes receivable as of March 31, 2000.

6.       CONVERTIBLE PREFERRED STOCK

On the closing date of the E2E Acquisition, the Company sold, in two private placement transactions, 125,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") to USV Partners LLC ("USV") at a purchase price of $10 per share and 5,184 shares of its Series C Mandatorily Convertible Preferred Stock ("Series C Preferred") at a purchase price of $1,000 per share. Of the 5,184 shares of Series C Preferred issued, USV purchased 2,120 shares for $2,120,000. Gregory Earls, the Co-Chairman and the Co-Chief Executive Officer of the Company, is the sole member of the management of USV.

The proceeds of $6,309,000 raised through the recent sales of the Series A Preferred and Series C Preferred will be used primarily to finance additional investments in new and existing internet businesses that focus on B2B and B2C e-commerce, the payment of costs incurred and liabilities assumed in connection with the E2E Acquisition and related business transactions and ongoing working capital needs.

When the E2E Acquisition closed, E2E's former stockholders were issued a total of 1,120,000 shares of the Company's Series B Mandatorily Convertible Preferred Stock (the "Series B Preferred"). Upon their mandatory conversion as described below, these shares of Series B Preferred will be converted into 56,000,000 shares of the Company's common stock, par value $0.02 ("Common Stock").

The Company's capital stock is presently comprised of common stock, par value $0.02 ("Common Stock"), Series A Preferred, Series B Preferred and Series C Preferred. Except as explained below with respect to the Charter Amendment (defined and discussed below), each holder of Series A Preferred is entitled to vote as if converted to Common Stock on all matters that require a vote of the holders of the Company's capital stock.

USV is the holder of all issued and outstanding shares of Series A Preferred. Under the Certificate of Designations, Rights and Preferences, as amended, setting forth the rights and preferences of the Series A Preferred, USV has the right to convert its shares of Series A Preferred to Common Stock at any time. Upon the conversion of all of the Series A Preferred, USV would be entitled to receive 51,229,508 shares of Common Stock. USV and the Company entered into an agreement, dated March 1, 2000, whereby USV waived its right to convert its shares of Series A Preferred until an appropriate amendment is made to the Company's Restated Certificate of Incorporation. This amendment will increase the number of shares of Common Stock that the Company is authorized to issue to an amount sufficient for all of the Company's outstanding convertible securities, warrants and options to be converted or exercised (the "Charter Amendment"). USV has committed to convert its Series A Preferred shares to Common Stock once the Charter Amendment is effective.

Under the definitive agreement containing the terms and conditions of the E2E Acquisition, the Company is required to call a meeting of its stockholders to approve the Charter Amendment. Upon the acceptance of the Charter Amendment for filing by the Secretary of State of the State of Delaware, the Series B Preferred and the Series C Preferred will automatically be converted into shares of Common Stock.

The terms of the Series B Preferred and the Series C Preferred do not permit the holders thereof to vote on the Charter Amendment, but otherwise permit them to vote as if the Series B Preferred and Series C Preferred were already converted to Common Stock. Accordingly, the Charter Amendment will be presented for approval by the holders of outstanding shares of Common Stock and Series A Preferred, voting together as a single class.

7.      SEGMENT INFORMATION

During 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. The Company's chief operating decision makers aggregate operating segments based on the location of the segment and whether it is prison-based or free-world. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has three reportable segments for the quarter ended March
31, 2000. The three reportable segments are USXX (Washington, DC), LTI (Lockhart, Texas) ("LTI Lockhart"), and LTI (Blythe, California) ("LTI Blythe"). USXX is the corporate office, LTI Lockhart is a prison-based manufacturer of computer circuit boards and LTI Blythe is a prison-based manufacturer of modular office furniture components.

Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it had four reportable segments during the quarter ended March 31, 1999. In addition to the three reportable segments identified above, the Company owned, until its sale in February 1999, a controlling interest in TMD. Segment amounts disclosed are prior to any elimination entries made in the consolidation.

Summary information by segment as of and for the three months ended March 31, 2000 and 1999 follow (in thousands):

                                      LTI                       LTI
                          USXX     Lockhart        TMD(1)      Blythe      Other      Total
                         ------    --------      --------      ------      -----    --------
2000

Net sales                $  ---      $ 359         $  --        $ 102       $ 16     $   477
Operating Profit (loss)    (151)      (200)           --          (19)        (8)       (378)
Total Assets              4,863        675            --          389        127       6,054

1999

Net sales                $  ---      $ 749         $ 948        $ 173       $ --     $ 1,870
Operating Profit (loss)    (539)      (240)          (66)        (136)       (29)     (1,010)
Total Assets              4,249        979           ---          370        194       5,792

(1) TMD was sold by the Company on February 12, 1999. The operating results include activity through that date.


8.       EARNINGS PER SHARE

The Company has adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which was effective for fiscal years ending after December 15, 1997. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the three months ended March 31, 2000 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive. Diluted earnings per share include the dilutive effect of common stock equivalents for the three months ended March 31, 1999 because stock options and warrants which comprised common stock equivalents were dilutive.

                                                                                    Per
                                                  (Loss)           Shares          share
                                                (Numerator)     (Denominator)     amount
                                                ----------      -------------    --------
Three months ended March 31, 2000:

Net (loss)                                       $(360,676)      28,924,838      $  (0.01)

Effect of dilutive potential common shares:
     Stock options                                      --               --
     Warrants                                           --               --
                                                 ---------       ----------
Diluted net (loss)                               $(360,676)      28,924,838      $  (0.01)
                                                 =========       ==========      ========

Three months ended March 31, 1999:

Net income                                       $  62,313       28,795,278      $   0.00

Effect of dilutive potential common shares:
     Stock options                                      --           17,400
     Warrants                                           --          275,000
                                                 ---------       ----------

Diluted net income                               $  62,313       29,087,678      $   0.00
                                                 =========       ==========      ========

9.       RECENT ACCOUNTING PRONOUNCEMENTS

         None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included in the Company's form 10-K for the year ended December 31, 1999.

Results of Operations

The following analysis compares the results of operations for the three-month period ended March 31, 2000 to the comparable period ended March 31, 1999.

Net sales during the three months ended March 31, 2000 were $476,526, compared to $1,870,284 during the three months ended March 31, 1999. The decrease in net sales, in the amount of $1,393,758, was primarily due to the sale of TMD during February 1999. During the quarter ended March 31, 1999, TMD had accounted for approximately $948,000 of the Company's net sales. The remainder of the sales decline was due to a decline in sales in the Company's LTI Lockhart facility, which occurred as a result of the reorganization of the facility during the second half of the year ended December 31, 1999 and is continuing. This reorganization included the hiring of a new plant manager, the installation of new equipment that will replace tasks which were previously performed manually which is expected to enable an increased sales effort.

In the three months ended March 31, 2000, cost of goods sold was $627,277, which represented 132% of net sales. During the three months ended March 31, 1999, cost of goods sold was $2,036,641, which represented 109% of net sales. The increase in the cost of goods sold percentage was a result of inventory adjustments to reflect loss of certain customers while reducing manufacturing payroll and fixed costs to match the decline in sales.

Selling expenses during the three months ended March 31, 2000 were $15,923, representing 3% of net sales. During the three months ended March 31, 1999, selling expenses in the amount of $18,389 represented 1% of net sales. These expenses increased as a percentage primarily due to fixed compensation arrangements with a contract sales person.

General and administrative expenses during the three months ended March 31, 2000 were $210,999, which represented 44% of net sales. During the three months ended March 31, 1999, general and administrative expenses were $824,966, which also represented 44% of net sales. The Company has made significant changes in its overhead structure since the quarter ended March 31, 1999, enabling the Company to maintain the same percentage relationship even though net sales have decreased by approximately 74%. These changes primarily involved reduction of corporate staff and their associated expenses.

During the three months ended March 31, 2000, the Company had a net loss of $(360,676) or $(0.01) per weighted-average share. During the three months ended March 31, 1999 the company reported net earnings of $62,313 or $0.00 per weighted-average share. The Company's net income for the quarter ended March 31, 1999, included a gain of $1,168,994, on the sale of the Company's interest in TMD. Except for the gain on the sale of TMD, the Company would have reported a loss of $(1,106,681) or approximately $(0.04) per share for the quarter ended March 31, 1999.

Liquidity and Capital Resources

During the three months ended March 31, 2000 and 1999, the Company experienced negative operating cash flows of $673,389 and $1,616,141 respectively.
Negative operating cash flows in the three months ended March 31, 2000 resulted principally from the $(360,676) net loss incurred during that period and increases in prepaid expenses and accounts receivable of $237,069 and $128,712, respectively. The increase in prepaid expenses includes approximately $225,000 in legal costs associated with the E2E acquisition, which closed on April 12, 2000. Negative operating cash flows in the three months ended March 31, 1999, resulted primarily from a loss, net of the gain on the sale of TMD, of $(1,106,681), advances to TMD of $570,318 and an increase in accounts receivable of $111,346. These unfavorable impacts on operating cash flow were partially offset by increases in accounts payable and accrued expenses of $208,320 and $76,697, respectively.

Net cash used in investing activities of $391,981 during the three months ended March 31, 2000, was primarily the result of cash advances to internet companies, associated with the acquisition of E2E by the Company, of $414,730. Net cash provided by investing activities of $903,816 during the three months ended March 31, 1999 was primarily the result of cash proceeds from the sale of TMD of $1,076,000, reduced by an advance to the former officer and shareholder who purchased TMD from the Company, of $200,000.

Net cash provided by financing activities of $2,933,304 during the three months ended March 31, 2000 was primarily due to the receipt of net proceeds from the subscription of preferred stock of $2,742,928 and proceeds from the exercise of common stock options and warrants of $202,813. Net cash provided by financing activities of $640,233 during the three months ended March 31, 1999 was primarily due to the receipt of net proceeds from the subscription of preferred stock.

As identified by the above discussion and analysis, the Company did not produce a profit from operations in the quarter ended March 31, 2000. Management has initiated steps to further reorganize the Company, increase sales and reduce unnecessary costs. However, returning the Company to profitability will require additional investment and working capital. To provide for this investment and working capital, the Company raised, during the period January 1 through May 1, 2000, approximately $6,309,000 through the subscriptions of its Series A Preferred and Series C Preferred.

FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report on form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can generally be identified by use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for 2000 and beyond to differ materially from those expressed or implied in such forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

The "forward-looking statements" contained in this report may also concern prospective events regarding acquisitions and investments, and prospects for such acquisitions and investments. The Company cautions that actual developments and results may differ materially from our expectations for such prospective future events. There can be no assurance that the conditions necessary to completing any prospective acquisition, investment or related financing transaction will be satisfied, or that any such prospective event will occur. Additional investment by the Company or an unrelated person in any entity that is a part of our investment portfolio provides no assurance that such portfolio company will succeed or that our investments will be recovered or profitable. The Company's assets and operations, including results of operation, would be affected materially by either occurrence of any such event or the failure of any such event to occur, by the extent to which E2E and our portfolio companies continue to have access to financing sources on reasonable terms in order to pursue its and our business plans, by the success or failure of the business plans of E2E and our portfolio companies, by economic conditions generally and particularly in the developing e-commerce market, by competition and technological changes in E2E's and our portfolio companies' industries and businesses, and by the results of E2E and our portfolio companies' operations if and when operating.

PART II.  OTHER INFORMATION

ITEM 1. THROUGH ITEM 4.    Not applicable.


ITEM 5.            OTHER INFORMATION.

During March 2000, the Company began staffing the facility it will manage for American Quantum Cycles in the Wackenhut Corrections Corporation facility located in South Bay, Florida. Using a combination of free-world employees and prisoners the Company will perform the functions of fabricating, painting and polishing motorcycle parts. The Company will manage various aspects of the manufacturing process for American Quantum, while American Quantum will retain responsibility for monitoring quality control. Production activities under this agreement will commence during the second quarter of 2000, with the first phase consisting of the polishing of aluminum and stainless steel motorcycle parts.

On April 12, 2000, the Company signed a letter of intent with Web Milestones.com, LLC. Web Milestones.com, LLC is an internet services company that will initially provide a site for publishing obituary notices that can be accessed through the Internet's World Wide Web. Under the terms of the letter of intent the Company will receive a 40% equity interest in WebObits for $400,000.

On March 7, 2000, the Company received notification of a claim from the legal counsel for Carlton Technologies & Services, Inc. ("Carlton"), a Canadian company which had made loans to the Company prior to December 31, 1996. The Company reported in its annual report for the year ended December 31, 1996 that the Company had issued shares of its common stock in repayment of these loans from Carlton. The Company also reported that the value of the shares issued to Carlton exceeded the amount of the loans from Carlton by approximately $150,000, an amount which has since been reported as a reduction of the Company's shareholder equity. Carlton's claim asserts that it owes no such amount to the Company, has not received all of the common shares to which it is entitled and is owed approximately $78,000, as compensation for the common shares that Carlton asserts have not been issued. The Company has referred this claim to its legal counsel and as of the date of this report can not determine the validity of the Carlton claim.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           A list of exhibits included as part of this report is set forth in the Exhibit Index appearing elsewhere in this report, and is incorporated by reference.

                  (b)      Reports on form 8-K

                  During the quarter for which this report is filed, Registrant filed a Current Report on form 8-K dated February 28, 2000.

                                 EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule, submitted to the Commission in
                  electronic format

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

                                  U.S. TECHNOLOGIES INC.
                                  (Registrant)



Date: May 15, 2000                 /s/ Gregory Earls
                                  ------------------------------
                                  Gregory Earls
                                  Co-Chief Executive Officer


Date: May 15, 2000                 /s/ James V. Warren
                                  ------------------------------
                                  James V. Warren
                                  Co-Chief Executive Officer

                                 Exhibit Index

Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule, submitted to the Commission in
                  electronic format