Form 10-Q
period 2000-06-30
U S TECHNOLOGIES INC
filed 2000-08-14
CIK 810130

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 --------------

         [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 2000

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

                     1130 Connecticut avenue, NW, Suite 700
                              Washington, DC 20036
                    (Address of principal executive offices)

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

                                 Yes [ ] No [X]

The number of shares outstanding of the Registrant's common stock, par value $0.02, as of July 31, 2000 was 29,133,286 shares.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:

                             U.S. TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,           December 31,
                                                                                         2000                 1999
                                                                                     ------------         ------------
                                                                                     (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                       $  1,159,760         $      9,451
     Trade Accounts receivable, net of reserves of $206,000
        at June 30, 2000 and December 31, 1999                                            422,655              195,289
     Inventories                                                                          282,371              260,575
     Prepaid expenses                                                                      32,155               39,340
                                                                                     ------------         ------------
         Total current assets                                                           1,896,941              504,655
                                                                                     ------------         ------------
Property and equipment, net of accumulated depreciation
  of $1,402,417 and $1,329,988 at June 30, 2000 and
  December 31, 1999                                                                       549,257              571,383
                                                                                     ------------         ------------
Other assets:
     Investment in internet businesses                                                 13,304,395                   --
     Goodwill internet investments - net                                                2,405,124                   --
     Notes receivable                                                                     334,730                   --
     Other assets                                                                         898,306               16,058
                                                                                     ------------         ------------
         Total other assets                                                            16,942,555               16,058
                                                                                     ------------         ------------
         Total assets                                                                $ 19,388,753         $  1,092,096
                                                                                     ============         ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                            $     26,875         $     27,270
     Accounts payable                                                                   2,254,860            1,004,237
     Accrued expenses                                                                     334,914              267,587
                                                                                     ------------         ------------
     Total current liabilities                                                          2,616,649            1,299,094
Long-term debt less current maturities                                                    621,000               13,794
                                                                                     ------------         ------------
Total liabilities                                                                       3,237,649            1,312,888
                                                                                     ------------         ------------
Shareholders' equity:
     Common stock; $.02 par value; 40,000,000 shares
        authorized; 29,533,286 and 29,195,278 issued and outstanding
        at June 30, 2000 and December 31, 1999, respectively                              590,665              583,906
     Series A convertible preferred stock: $0.02 par value;
        10,000,000 shares authorized; 625,000 and 500,000 issued
        and outstanding respectively                                                    6,250,000            5,000,000
     Series A convertible preferred stock subscribed but unissued                              --              289,703
     Series B mandatorily convertible preferred stock:
        $0.02 par value; 10,000,000 shares authorized
        1,120,000 shares issued and outstanding                                        11,200,000                   --
     Series C mandatorily convertible preferred stock:
        $0.02 par value; 8,750 shares authorized;
        5,184 issued and outstanding                                                    4,571,914                   --
     Additional paid-in capital                                                        13,058,271           12,275,655
     Accumulated deficit                                                              (19,141,857)         (17,992,167)
     Stock receivable                                                                    (150,205)            (150,205)
     Treasury stock, at cost, 400,000 shares held                                        (227,684)            (227,684)
                                                                                     ------------         ------------
         Total shareholders' equity                                                    16,151,104             (220,792)
                                                                                     ------------         ------------
Total liabilities and shareholders' equity                                           $ 19,388,753         $  1,092,096
                                                                                     ============         ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended June 30,           Six Months Ended June 30,
                                                 -------------------------------       -------------------------------
                                                     2000               1999               2000               1999
                                                 ------------       ------------       ------------       ------------
Net Sales                                        $    713,745       $    820,470       $  1,190,271       $  2,690,754

Operating costs and expenses:
     Cost of sales                                    675,940          1,206,292          1,303,217          3,242,933
     Selling expense                                   14,385              7,290             30,308             25,679
     General and administrative expense               910,787            514,276          1,121,786          1,209,247
                                                 ------------       ------------       ------------       ------------

         Total operating costs and expenses         1,601,112          1,727,858          2,455,311          4,477,859
                                                 ------------       ------------       ------------       ------------

Income (loss) from operations                        (887,367)          (907,388)        (1,265,040)        (1,787,105)

Other income (expense)
     Gain on sale of subsidiary                            --           (236,840)                --            752,160
     Other                                             48,036            (80,577)            65,053            (93,290)
     Equity in loss of internet businesses             (4,437)                --             (4,437)                --
     Interest expense                                  (4,771)            (1,667)            (4,791)           (35,923)
                                                 ------------       ------------       ------------       ------------


         Total other income (expense)                  38,828           (319,084)            55,825            622,947
                                                 ------------       ------------       ------------       ------------

Net (loss)                                       $   (848,539)      $ (1,226,472)      $ (1,209,215)      $ (1,164,158)
Preferred dividend                                         --            336,484                 --            336,484
                                                 ------------       ------------       ------------       ------------
Net (loss) available
   to common shareholders                        $   (848,539)      $ (1,562,956)      $ (1,209,215)      $ (1,500,642)
                                                 ============       ============       ============       ============

Net earnings (loss) per share:
     Basic                                       $      (0.03)      $      (0.05)      $      (0.04)      $      (0.05)
                                                 ============       ============       ============       ============
     Diluted                                     $      (0.03)      $      (0.05)      $      (0.04)      $      (0.05)
                                                 ============       ============       ============       ============

Shares used in per share calculation:
     Basic                                         28,966,342         28,795,278         29,032,529         28,795,278
                                                 ============       ============       ============       ============
     Diluted                                       28,966,342         28,795,278         29,032,529         28,795,278
                                                 ============       ============       ============       ============





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Six Months Ended June 30,
                                                             ---------------------------------
                                                                 2000                 1999
                                                             -----------           -----------
Cash flows from operating activities:
     Net earnings (loss)                                     $(1,209,215)          $(1,164,158)

     Adjustments to reconcile net earnings (loss)
       to net cash used in operating activities:
         Depreciation and amortization                           114,425                54,275
         Gain on sale of Subsidiary                                   --              (752,160)
         Equity in loss of investees                               4,437                    --
     Changes in certain assets and liabilities:
         Accounts receivable                                    (245,819)               29,182
         Inventories                                             (21,796)              292,430
         Prepaid expense                                          25,648                (1,577)
         Accounts payable                                       (214,361)               17,316
         Accrued expenses                                        (99,441)               (5,094)
                                                             -----------           -----------

              Net cash used in operating activities           (1,646,122)           (1,529,786)
                                                             -----------           -----------
Investing activities:
         Equipment purchases                                          --               (63,092)
         Advances, net of deficit in operating
            results to subsidiary prior to sale                       --              (570,318)
         Proceeds from sale of subsidiary                             --               876,000
         Investment in internet businesses                    (2,576,989)                   --
         Increase in notes receivable                           (334,730)                   --
         Change in other assets                                  (12,811)                1,415
                                                             -----------           -----------
Net cash provided by (used in) investing activities           (2,924,530)              244,005
                                                             -----------           -----------

Financing activities:
         Proceeds from convertible preferred stock
           subscriptions                                       5,532,211             1,196,677
         Proceeds from exercise of stock options
           and warrants                                          202,939                    --
         Proceeds from notes payable                                  --                28,628
         Payments of notes payable                               (14,189)              (14,920)
                                                             -----------           -----------
         Net cash provided by financing activities             5,720,961             1,210,385
                                                             -----------           -----------

(Decrease) increase in cash                                    1,150,309               (75,396)
Cash, beginning of period                                          9,451               110,140
                                                             -----------           -----------
Cash, end of period                                          $ 1,159,760           $    34,744
                                                             ===========           ===========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of June 30, 2000 and the results of operations and cash flows for the three months and six months ended June 30, 2000. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The basis for presentation for investments the Company acquires are accounted for under three methods: consolidation, equity method or cost method. The applicable accounting method is determined based on the Company's voting interest in an investment, degree of influence over the operations and controlling positions.

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

E2E ACQUISITION

On April 12, 2000, the Company acquired E2Enet, Inc. ("E2E"), a privately held Internet incubator company. E2E has made early stage investments in several development stage business-to-business (B2B) and business-to-consumer (B2C) e-commerce businesses. The details of the purchase of E2E have been reported by the Company in its Form 8-K filed on April 27, 2000.

The Company believes that its acquisition of E2E will provide the Company with a platform to establish a position in the growing e-commerce industry. The Company believes that the completion of the E2E Acquisition will enhance the Company's opportunities for both investment in and creative development of associated companies that are promising early stage B2B and B2C e-commerce ventures. Further investments in this industry are intended primarily to comprise controlled subsidiaries engaged in the development or operation of B2B business. The Company also is in the process of expanding its management team to include technology and e-commerce expertise.

The Company has restructured some of E2E's investments in its associated companies and provided these entities with additional working capital to stimulate their further growth and expansion. E2E's initial investment in Buyline.net, Inc. ("Buyline") has been restructured and increased so that Buyline is a controlled operating subsidiary. On April 26, 2000, the Company completed its acquisition of 20,700,005 shares of Buyline's common stock. The Buyline Purchase Agreement provided for (1) the conversion to Buyline's common stock of E2E's existing loans to Buyline (including accrued interest), (2) acknowledgment of in kind services already rendered by E2E, and (3) an additional $1,000,000 cash investment by the Company through E2E. Simultaneous with entering into the Buyline Agreement, the Company hired a technology executive who has become Buyline's President and Chief Executive Officer. As a result, the Company, through E2E, will be the controlling shareholder of Buyline, and will designate and supervise the Buyline management team. The details of the purchase of Buyline have been reported by the Company in its Form 8-K filed on May 11, 2000.

On April 12, 2000, the Company closed an agreement with Vipro Corporation ("Vipro") to invest through E2E an additional $1,000,000 in Vipro, another E2E portfolio company, for additional equity in the form of shares of Vipro's Series B Convertible Preferred Stock.

On April 12, 2000, the Company signed a letter of intent with Web Milestones.com, LLC. ("Webmilestones") an internet services company that will initially provide a site for publishing obituary notices that can be accessed through the Internet's World Wide Web. On July 5, 2000 the Company completed the acquisition of its 40% equity interest in Webmilestones for $400,000, including the amount of $150,000, which is included in the Company's notes receivable as of June 30, 2000. The Company completed its acquisition of Webmilestones on July 5, 2000. The details of the purchase of Webmilestones have been reported by the Company in its Form 8-K filed on July 5, 2000.

On April 12, 2000, the Company signed a letter of intent with Portris, LLC ("Portris"). Portris is a software company that has developed an information management system that facilitates performance of interactive team oriented projects over the internet. Under the terms of the letter of intent the Company will receive a 30.4% equity interest in Portris for $380,000, including the amount of $180,000, which is included in the Company's notes receivable as of June 30, 2000. As of the date of this Form 10-Q, the transaction with Portris has not been completed.

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

4. INVENTORIES

At June 30, 2000, and December 31, 1999, inventories consisted of the following:

                                                    2000            1999
                                                  --------        --------

                    Raw materials                 $253,834        $217,348
                    Work in progress                17,827          42,180
                    Finished Goods                  10,710           1,047
                                                  --------        --------
                                                  $282,371        $260,575
                                                  ========        ========

5. NOTES RECEIVABLE

During the six months ended June 30, 2000, the Company advanced cash, to be used for working capital, to primarily Webmilestones and Portris. As of June 30, 2000, the Company had advanced $150,000 and $180,000 to Webmilestones and Portris, respectively.

6. CONVERTIBLE PREFERRED STOCK

On April 12, 2000, the closing date of the E2E Acquisition, the Company sold, in two private placement transactions, 125,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") to USV Partners LLC ("USV") at a purchase price of $10 per share and 5,184 shares of its Series C Mandatorily Convertible Preferred Stock ("Series C Preferred") at a purchase price of $1,000 per share. Of the 5,184 shares of Series C Preferred issued, USV purchased 2,120 shares for $2,120,000. Gregory Earls, the Co-Chairman and the Co-Chief Executive Officer of the Company, is the sole member of the management of USV.

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

The following table presents the dilution of the Company's common stock which will result upon approval of the Company's Charter Amendment and conversion of the previously described issuance's of the Company's convertible preferred shares.

Common stock outstanding at July 31, 2000                        29,133,286
Conversion of Series A Preferred Stock                           51,229,508
Conversion of Series B Preferred Stock                           56,000,000
Conversion of Series C Preferred Stock                            3,526,531
                                                                -----------
                                                                139,889,325
                                                                ===========

8. SEGMENT INFORMATION

During 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. The Company's chief operating decision makers aggregate operating segments based on the location of the segment and whether it is prison-based or free-world. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has four reportable segments for the six and three months ended June 30, 2000. The four reportable segments are USXX (Washington, DC), LTI (Lockhart, Texas) ("LTI Lockhart), LTI (Blythe, California) ("LTI Blythe") and E2E (Washington, DC). USXX is the corporate office, LTI Lockhart is a prison-based manufacturer of computer circuit boards, LTI Blythe is a prison-based manufacturer of modular office furniture components and E2E represent the Company's recent investment in B2B and B2C e-commerce businesses.

Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it had four reportable segments during the six and three months ended June 30, 1999. In addition to the three of the reportable segments identified above, the Company owned, until its sale in February 1999, a controlling interest in Technology Manufacturing & Design, Inc. ("TMD"). Segment amounts disclosed are prior to any elimination entries made in the consolidation.

Summary information by segment as of and for the six months and three months ended June 30, 2000 and 1999 follow (in thousands):


                                               LTI                                 LTI
                                  USXX       Lockhart           TMD (1)           Blythe         E2E      Other         Total
                                  ----       --------           -------           ------         ---      -----         -----
Six months ended June 30
2000
Net sales                       $     --      $    863      $     --      $    273      $     --      $     54      $  1,190
Operating profit (loss)             (878)         (226)           --             3          (178)           14        (1,265)
Total Assets                      17,957           682            --           416        16,790            56        35,901

1999
Net sales                       $     --      $  1,335      $    948      $    378      $     --      $     30      $  2,691
Operating (loss)                    (847)         (524)          (66)         (257)           --           (93)       (1,787)
Total Assets                       3,445           465            --           435            --           183         4,528

Three months ended June 30
2000
Net sales                       $     --      $    504      $     --      $    172      $     --      $     38      $    714
Operating profit (loss)             (727)          (26)           --            22          (178)           22          (887)
Total Assets                      17,957           682            --           416        16,790            56        35,901

1999
Net sales                       $     --      $    586      $     --      $    205      $     --      $     30      $    821
Operating (loss)                    (445)         (284)           --          (121)           --           (57)         (907)
Total Assets                       3,445           465            --           435            --           183         4,528


(1) TMD was sold by the Company on February 12, 1999. The operating results include activity through that date.

9. LOSS PER SHARE

The Company has adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which was effective for fiscal years ending after December 15, 1997. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the six months and three months ended June 30, 2000 and 1999 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.


                                                                                           Per
                                                       (Loss)              Shares          share
                                                    (Numerator)        (Denominator)      amount
                                                    -----------        -------------      ------
Six months ended June 30, 2000:
Net (loss)                                         $(1,209,215)         29,032,529        $(0.04)
                                                   ===========          ==========        ======
Effect of dilutive potential common shares:
     Stock options                                          --                  --
     Warrants                                               --                  --
                                                   -----------          ----------
Diluted net (loss)                                 $(1,209,215)         29,032,529        $(0.04)
                                                   ===========          ==========        ======
Six months ended June 30, 1999:
Net (loss) available to common shareholders        $(1,500,642)         28,795,278        $(0.05)
Effect of dilutive potential common shares:
     Stock options                                          --                  --
     Warrants                                               --                  --
                                                   -----------          ----------
Diluted net (loss) available to
     common shareholders                           $(1,500,642)         28,795,278        $(0.05)
                                                   ===========          ==========        ======
Three months ended June 30, 2000:
Net (loss)                                         $  (848,539)         28,966,342        $(0.03)
Effect of dilutive potential common shares:
     Stock options                                          --                  --
     Warrants                                               --                  --
                                                   -----------          ----------
Diluted net (loss)                                 $  (848,539)         28,966,342        $(0.03)
                                                   ===========          ==========        ======
Three months ended June 30, 1999:
Net (loss) available to common shareholders        $(1,562,956)         28,795,278        $(0.05)
Effect of dilutive potential common shares:
     Stock options                                          --                  --
     Warrants                                               --                  --
                                                   -----------          ----------
Diluted net (loss) available to
     common shareholders                           $(1,562,956)         28,795,278        $(0.05)
                                                   ===========          ==========        ======


10. RECENT ACCOUNTING PRONOUNCEMENTS

         None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included in the Company's form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

The following analysis compares the results of operations for the three-month and six-month periods ended June 30, 1999 to the comparable periods ended June 30, 1999.

   Net sales during the three months ended June 30, 2000 were $713,745, compared to $820,470, during the three months ended June 30, 1999. The decrease in net sales in the amount of $106,725, was primarily due to a decline in sales in the Company's LTI Lockhart facility, as a result of the reorganization of the facility. This reorganization included the hiring of a new plant manager and the installation of equipment, which will replace tasks, which were previously performed manually.

   Net sales during the six months ended June 30, 2000 were $1,190,271, compared to $2,690,754 during the six months ended June 30, 1999. The decrease in net sales in the amount of $1,500,483, includes $948,176 from the Company's interest in TMD, which was sold in February 1999. Without regard to the sales from TMD, the Company's sales for the six-month period ended June 30, 1999, declined by $552,307, as a result of the reorganization mentioned above.

   In the three months ended June 30, 2000, cost of goods sold was $675,940, which represented 95% of net sales. During the three months ended June 30, 1999, cost of goods sold was $1,206,292, which represented 147% of net sales. The reduction in cost of sales is a result of more effective management of operations in the Company's Lockhart, Texas, electronics facility, resulting in significant reductions in labor and materials cost. The re-engineering process is continuing with the intent of seeking business in which the customer supplies materials.

   In the six months ended June 30, 2000, cost of goods sold was $1,303,217, which represented 109% of net sales. During the six months ended June 30, 1999, cost of goods sold was $3,242,933, which represented 120% of net sales. The reduction in cost of sales is a result of more effective management of operations in the Company's Lockhart, Texas, electronics facility, resulting in significant reductions in labor and materials cost. The re-engineering process is continuing with the intent of seeking business in which the customer supplies materials.

   Selling expenses during the three months ended June 30, 2000 were $14,385, representing 2% of net sales. During the three months ended June 30, 1999, selling expenses in the amount of $7,290 represented 1% of net sales. These expenses increased primarily due to more sales being generated through outside commission sales personnel, rather than in-house sales.

   Selling expenses during the six months ended June 30, 2000 were $30,308, representing 3% of net sales. During the six months ended June 30, 1999, selling expenses in the amount of $25,679 represented 1% of net sales. These expenses increased primarily due to more sales being generated through outside commission sales personnel, rather than in-house sales.

   General and administrative expenses during the three months ended June 30, 2000 were $910,787, which represented 128% of net sales. During the three months ended June 30, 1999, general and administrative expenses were $514,276, which represented 63% of net sales. The increase in general and administrative expenses is primarily the result of increasing corporate staff at the Company's Washington, DC headquarters, to support the Company's investment activities. General and administrative expenses during the three months ended June 30, 2000 includes approximately $200,000 related to the consolidation of the operations of E2E and Buyline from April 12 and April 26, 2000, the respective dates of their acquisitions by the Company.

   General and administrative expenses during the six months ended June 30, 2000 were $1,121,786, which represented 94% of net sales. During the six months ended June 30, 1999, general and administrative expenses were $1,209,247, which represented 45% of net sales. The decrease in general and administrative expenses was primarily the result of severance and other costs incurred during the reorganization of the Company's corporate staff during the six months ended June 30, 1999, which were offset by increasing corporate staff at the Company's Washington, DC headquarters, to support the Company's investment activities and the above mentioned consolidation of the operating results of E2E and Buyline.

   During the three months ended June 30, 2000, the Company had a net loss available to common shareholders of $848,539 or $(0.03) per weighted-average share. During the three months ended June 30, 1999 the company reported a net loss available to common shareholders of $1,562,956 or $(0.05) per weighted-average share. The loss for the three months ended June 30, 2000, includes a loss of $4,437, which represents the Company's share of losses from internet business accounted for under the equity method. The loss for the three months ended June 30, 1999, includes a $336,484 dividend on the Company's convertible preferred stock and a reserve of $236,840 against a note taken during the quarter ended March 31, 1999, related to the sale of the Company's interest in TMD.

   During the six months ended June 30, 2000 the Company had net loss available to common shareholders of $1,209,215 or $(0.04) per weighted-average share. During the six months ended June 30, 1999, the Company reported a net loss available to common shareholders of $1,500,642 or $(0.05) per weighted-average share. The loss for the six months ended June 30, 2000, includes a loss of $4,437, which represents the Company's share of losses from internet business accounted for under the equity method. The loss for the six months ended June 30, 1999, includes a $336,484 dividend on the Company's convertible preferred stock and a reserve of $236,840 against a note taken during the quarter ended March 31, 1999, related to the sale of the Company's interest in TMD.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000 and 1999, the Company experienced negative operating cash flows of $1,646,122 and $1,529,786 respectively. Negative operating cash flows in the six months ended June 30, 2000 resulted principally from the $(1,209,215) net loss incurred during that period, an increase in accounts receivable of $245,819 and a decrease in accounts payable of $214,361. Negative operating cash flows in the six months ended June 30, 1999 resulted principally from the $(1,164,158) net loss incurred during that period.

Net cash used in investing activities of $2,924,530 during the six months ended June 30, 2000, was primarily the result of the acquisition of E2E by the Company and cash advances to our associated companies. Net cash provided by investing activities of $244,005 during the six months ended June 30, 1999, was primarily the result of cash advances to TMD offset by cash proceeds from the sale of TMD.

Net cash provided by financing activities of $5,720,961 during the six months ended June 30, 2000 was primarily due to the receipt of net proceeds from the subscription of preferred stock of $5,532,211 and proceeds from the exercise of common stock options and warrants of $202,939. Net cash provided by financing activities of $1,210,385 during the six months ended June 30, 1999 was primarily due to the receipt of net proceeds from the subscription of preferred stock.

FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report on form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning prospective future events and results. Such prospective events include acquisitions and investments, and prospects for such acquisitions and investments. U.S. Technologies cautions that actual developments and results may differ materially from its prospective future events. There can be no assurance that the conditions necessary to completing any prospective event will occur. Additional investments in the Company or by the Company or an unrelated person in any of the Company's associated companies provide no assurance that the Company or such associated company will succeed or that the Company's investments will be recovered or that the Company or any of its associated companies will be profitable. The Company's assets and operations, including results of operations, would be affected materially by either occurrence of any such event or the failure of any such event to occur, by the extent to which it and its associated companies continue to have access to financing sources on reasonable terms in order to pursue its and their business plans, by the success or failure of the business plans of its associated companies, by economic conditions generally and particularly in the developing e-commerce market, by competition and technological changes in its and its associated companies' industries and businesses, and by the results of its and its associated companies' operations if and when operating. The Company's assembly and other outsourcing business activities involve a limited number of facilities serving a limited number of customers, all of which are subject to material changes outside the Company's control.

PART II. OTHER INFORMATION

ITEM 1. THROUGH ITEM 4.    Not applicable.

ITEM 5. OTHER INFORMATION.

During March 2000, the Company began staffing the facility it will manage for American Quantum Cycles in the Wackenhut Corrections Corporation facility located in South Bay, Florida. Using a combination of free-world employees and prisoners the Company will perform the functions of fabricating, painting and polishing motorcycle parts. The Company will manage various aspects of the manufacturing process for American Quantum, while American Quantum will retain responsibility for monitoring quality control. Due to delays in the preparation of the facility, significant production activities under this agreement are not expected to commence during the fourth quarter of 2000, with the first phase consisting of the polishing of aluminum and stainless steel motorcycle parts.

On July 31, 2000, the Company announced that it has decided to initiate efforts to divest its current prison-based outsourcing services business so that it may focus exclusively on its transformation into a distributive Internet operating company.

On July 31, 2000, the Company announced that it entered into an Agreement in Principle to acquire On-Site Sourcing, Inc. ("On-Site"), a publicly held digital imaging, document and facilities management company. The proposed cost of the acquisition is approximately $35 million. The Company expects to enter into a definitive agreement regarding the acquisition of On-Site by September 2000. Once the Company has signed the definitive agreement, it expects to file the appropriate proxy statements and registration statement with the SEC, accordingly the transaction would be completed by December 30, 2000. The details of the purchase of On-Site have been reported by the Company in its Form 8-K filed on July 28, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           A list of exhibits included as part of this report is set forth in the Exhibit Index appearing elsewhere in this report, and is incorporated by reference.

                  (b)      Reports on form 8-K

                           During the quarter for which this report is filed, Registrant filed a Current Report on form 8-K dated April 27, 2000, describing the Company's acquisition of E2E.

                           During the quarter for which this report is filed, Registrant filed a Current Report on form 8-K dated May 11, 2000, describing the Company's acquisition of Buyline.

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

                                               U.S. TECHNOLOGIES INC.
                                               (Registrant)



Date: August 14, 2000                          /s/ Gregory Earls
                                               --------------------------------
                                               Gregory Earls
                                               Co-Chief Executive Officer



Date: August 14, 2000                          /s/ James V. Warren
                                               --------------------------------
                                               James V. Warren
                                               Co-Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit No.       Description
----------        -----------
   27.1           Financial Data Schedule (for SEC use only)