Form 10-Q/A
period 2000-06-30
U S TECHNOLOGIES INC
filed 2000-09-27
CIK 810130

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

This Amendment No. 1 on Form 10-Q/A amends Item 1 of the quarterly report on Form 10-Q of U.S. Technologies, Inc. for the quarter ended June 30, 2000, to revise our previously reported balances for goodwill and accrued liabilities on our consolidated balance sheet as of June 30, 2000. This revision reflects an adjustment to record an additional liability assumed in an acquisition. This revision has no impact on our previously reported historical results of operations for any periods presented.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 sets forth the complete text to Item 1 of Part 1 of our Form 10-Q for the quarter ended June 30, 2000, as amended.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:

                             U.S. TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                       June 30,           December 31,
                                                                                         2000                 1999
                                                                                     ------------         ------------
                                                                                     (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                       $  1,159,760         $      9,451
     Trade Accounts receivable, net of reserves of $206,000
        at June 30, 2000 and December 31, 1999                                            422,655              195,289
     Inventories                                                                          282,371              260,575
     Prepaid expenses                                                                      32,155               39,340
                                                                                     ------------         ------------
         Total current assets                                                           1,896,941              504,655
                                                                                     ------------         ------------
Property and equipment, net of accumulated depreciation
  of $1,402,417 and $1,329,988 at June 30, 2000 and
  December 31, 1999                                                                       549,257              571,383
                                                                                     ------------         ------------
Other assets:
     Investment in internet businesses                                                 13,304,395                   --
     Goodwill internet investments - net                                                4,405,134                   --
     Notes receivable                                                                     334,730                   --
     Other assets                                                                         898,306               16,058
                                                                                     ------------         ------------
         Total other assets                                                            18,942,565               16,058
                                                                                     ------------         ------------
         Total assets                                                                $ 21,388,763         $  1,092,096
                                                                                     ============         ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                            $     26,875         $     27,270
     Accounts payable                                                                   2,254,860            1,004,237
     Accrued expenses                                                                   2,334,924              267,587
                                                                                     ------------         ------------
     Total current liabilities                                                          4,616,659            1,299,094
Long-term debt less current maturities                                                    621,000               13,794
                                                                                     ------------         ------------
Total liabilities                                                                       5,237,659            1,312,888
                                                                                     ------------         ------------
Shareholders' equity:
     Common stock; $.02 par value; 40,000,000 shares
        authorized; 29,533,286 and 29,195,278 issued and outstanding
        at June 30, 2000 and December 31, 1999, respectively                              590,665              583,906
     Series A convertible preferred stock: $0.02 par value;
        10,000,000 shares authorized; 625,000 and 500,000 issued
        and outstanding respectively                                                    6,250,000            5,000,000
     Series A convertible preferred stock subscribed but unissued                              --              289,703
     Series B mandatorily convertible preferred stock:
        $0.02 par value; 10,000,000 shares authorized
        1,120,000 shares issued and outstanding                                        11,200,000                   --
     Series C mandatorily convertible preferred stock:
        $0.02 par value; 8,750 shares authorized;
        5,184 issued and outstanding                                                    4,571,914                   --
     Additional paid-in capital                                                        13,058,271           12,275,655
     Accumulated deficit                                                              (19,141,857)         (17,992,167)
     Stock receivable                                                                    (150,205)            (150,205)
     Treasury stock, at cost, 400,000 shares held                                        (227,684)            (227,684)
                                                                                     ------------         ------------
         Total shareholders' equity                                                    16,151,104             (220,792)
                                                                                     ------------         ------------
Total liabilities and shareholders' equity                                           $ 21,388,763         $  1,092,096
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
                                                                -----------
                                                                139,889,325
                                                                ===========

7. ACCRUED EXPENSES

Included in the Company's accrued expenses at June 30, 2000 is an amount of approximately $2,000,000, which represents a contingent obligation of the Company related to the Company's acquisition of E2E. The contingent obligation involves the Company's potential indemnification of the obligation of Jonathan Ledecky, a former principal stockholder of E2E, to purchase shares of E2E's common stock under the terms of a Put Agreement, dated May 14, 1999, as amended (the "Put Agreement"), between Ledecky and two other former stockholders of E2E. The Company agreed to assume Ledecky's obligation under the Put Agreement in connection with the merger of E2E into the Company. The two holders have not consented to this assignment. The holders of the put have exercised their right to put their shares of Series B Preferred Stock (approximately 53 shares of Series B Preferred Stock each, which shares were received in exchange for their shares of E2E common stock in connection with the merger of E2E into the Company) to Ledecky. Each of the two stockholders' shares of Series B Preferred Stock are mandatorily convertible into 26,892 shares of Company common stock upon amendment of the Company's charter to increase the number of shares authorized. Ledecky has disputed their right to exercise the put under the Put Agreement.

The holders of the put have filed suit against Ledecky and Ledecky has filed an answer. As of the date of this report, such dispute has not been resolved. The Company has elected to record its contingent obligation related to the Put Agreement.


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

Summary information by segment as of and for the six months and three months ended June 30, 2000 and 1999 follow (in thousands):


                                               LTI                                 LTI
                                  USXX       Lockhart           TMD (1)           Blythe         E2E      Other         Total
                                  ----       --------           -------           ------         ---      -----         -----
Six months ended June 30
2000
Net sales                       $     --      $    863      $     --      $    273      $     --      $     54      $  1,190
Operating profit (loss)             (878)         (226)           --             3          (178)           14        (1,265)
Total Assets                      19,957           682            --           416        16,790            56        37,901

1999
Net sales                       $     --      $  1,335      $    948      $    378      $     --      $     30      $  2,691
Operating (loss)                    (847)         (524)          (66)         (257)           --           (93)       (1,787)
Total Assets                       3,445           465            --           435            --           183         4,528

Three months ended June 30
2000
Net sales                       $     --      $    504      $     --      $    172      $     --      $     38      $    714
Operating profit (loss)             (727)          (26)           --            22          (178)           22          (887)
Total Assets                      19,957           682            --           416        16,790            56        37,901

1999
Net sales                       $     --      $    586      $     --      $    205      $     --      $     30      $    821
Operating (loss)                    (445)         (284)           --          (121)           --           (57)         (907)
Total Assets                       3,445           465            --           435            --           183         4,528


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

                                               U.S. TECHNOLOGIES INC.
                                               (Registrant)




Date: September 27, 2000                       /s/ Gregory Earls
                                               --------------------------------
                                               Gregory Earls
                                               Co-Chief Executive Officer



Date: September 27, 2000                       /s/ James V. Warren
                                               --------------------------------
                                               James V. Warren
                                               Co-Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit No.       Description
----------        -----------
   27.1           Financial Data Schedule (for SEC use only)