Form 10-Q
period 2000-09-30
U S TECHNOLOGIES INC
filed 2000-11-14
CIK 810130

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 --------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended September 30, 2000

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

                     1130 Connecticut Avenue, NW, Suite 700
                              Washington, DC 20036
                    (Address of principal executive offices.)


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

                               (1) Yes [..] No [X]
                               (2) Yes [X] No [..]

The number of shares outstanding of the Registrant's common stock, par value $0.02, as of October 31, 2000 was 29,583,286 shares.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:

                             U.S. TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                               September 30,      December 31,
                                                                   2000               1999
                                                                   ----               ----
                                                                (Unaudited)
                                                                -----------
Current assets:
     Cash and cash equivalents                                 $   285,841       $     9,451
     Trade Accounts receivable, net of reserves of $206,000
        at September 30, 2000 and December 31, 1999                600,008           195,289
     Inventories                                                   335,236           260,575
     Prepaid expenses                                                  914            39,340
                                                               -----------       -----------
         Total current assets                                    1,221,999           504,655
                                                               -----------       -----------
Property and equipment, net of accumulated depreciation
  of $1,434,122 and $1,329,988 at September 30, 2000 and
  December 31, 1999                                                599,984           571,383
                                                               -----------       -----------
Other assets:
     Investment in internet businesses                          12,708,431                --
     Goodwill internet investments - net                         3,879,752                --
     Notes receivable                                              580,033                --
     Other assets                                                  786,902            16,058
                                                               -----------       -----------
         Total other assets                                     17,955,118            16,058
                                                               -----------       -----------
             Total assets                                      $19,777,101       $ 1,092,096
                                                               ===========       ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             September 30,        December 31,
                                                                                 2000                 1999
                                                                                 ----                 ----
                                                                             (Unaudited)
                                                                             -----------
Current liabilities:
     Current maturities of long-term debt                                   $    199,187         $     27,270
     Accounts payable                                                          2,269,064            1,004,237
     Accrued expenses                                                          2,365,154              267,587
                                                                            ------------         ------------
     Total current liabilities                                                 4,833,405            1,299,094
Long-term debt less current maturities                                           621,000               13,794
                                                                            ------------         ------------
Total liabilities                                                              5,454,405            1,312,888
                                                                            ------------         ------------
Shareholders' equity:
     Common stock; $.02 par value; 40,000,000 shares
       authorized; 29,983,286 and 29,195,278 issued and outstanding
       at September 30, 2000 and December 31, 1999, respectively                 599,666              583,906
     Series A Convertible Preferred Stock: $0.02 par value;
       1,000,000 shares authorized; 625,000 and 500,000 issued
       and outstanding at September 30, 2000 and
       December 31, 1999, respectively                                         6,250,000            5,000,000
     Series A Convertible Preferred Stock, subscribed but unissued                    --              289,703
     Series B Mandatorily Convertible Preferred Stock:
       $0.02 par value; 112,000 shares authorized, issued and
       outstanding                                                            11,200,000                   --
     Series C Mandatorily Convertible Preferred Stock:
       $0.02 par value; 8,750 shares authorized;
       4,534 issued and outstanding, net of issuance costs                     4,337,914                   --
     Convertible Preferred Stock, subscribed but unissued                        913,700                   --
   Additional paid-in capital                                                 12,469,083           12,275,655
   Accumulated deficit                                                       (21,069,778)         (17,992,167)
   Stock receivable                                                             (150,205)            (150,205)
   Treasury stock, at cost, 400,000 shares held                                 (227,684)            (227,684)
                                                                            ------------         ------------
         Total shareholders' equity                                           14,322,696             (220,792)
                                                                            ------------         ------------
Total liabilities and shareholders' equity                                  $ 19,777,101         $  1,092,096
                                                                            ============         ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three months ended                        Nine months ended
                                                            ------------------                        -----------------
                                                              September 30,                             September 30,
                                                              -------------                             -------------
                                                        2000                 1999                 2000                 1999
                                                        ----                 ----                 ----                 ----
Net Sales                                          $    918,870         $    600,232         $  2,109,141         $  3,290,986

Operating costs and expenses:
     Cost of sales                                      896,282              670,910            2,199,499            3,913,843
     Selling expense                                     16,995                4,314               47,303               29,994
     General and administrative expense               1,729,401              130,560            2,851,187            1,339,806
                                                   ------------         ------------         ------------         ------------

         Total operating costs and expenses           2,642,678              805,784            5,097,989            5,283,643
                                                   ------------         ------------         ------------         ------------

Income (loss) from operations                        (1,723,808)            (205,552)          (2,988,848)          (1,992,657)

Other income (expense)
     Gain on sale of subsidiary                              --                   --                   --              752,160
     Other                                                8,442                8,669               71,143              (84,621)
     Equity in loss of internet businesses             (149,684)                  --             (154,121)                  --
     Interest expense                                    (3,344)              (2,411)              (5,783)             (38,334)
                                                   ------------         ------------         ------------         ------------


         Total other income (expense)                  (144,586)               6,258              (88,761)             629,205
                                                   ------------         ------------         ------------         ------------

Net (loss)                                         $ (1,868,394)        $   (199,294)        $ (3,077,609)        $ (1,363,452)
Preferred dividend                                           --              111,705                   --              448,189
                                                   ------------         ------------         ------------         ------------
Net (loss) available
   to common shareholders                          $ (1,868,394)        $   (310,999)        $ (3,077,609)        $ (1,811,641)
                                                   ============         ============         ============         ============

Net (loss) per share:
     Basic                                         $      (0.06)        $      (0.01)        $      (0.10)        $      (0.06)
                                                   ============         ============         ============         ============
     Diluted                                       $      (0.06)        $      (0.01)        $      (0.10)        $      (0.06)
                                                   ============         ============         ============         ============

Shares used in per share calculation:
     Basic                                           29,569,308           28,795,278           29,331,374           28,795,278
                                                   ============         ============         ============         ============
     Diluted                                         29,569,308           28,795,278           29,331,374           28,795,278
                                                   ============         ============         ============         ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine months Ended September 30,
                                                            -------------------------------
                                                                 2000              1999
                                                                 ----              ----
Cash flows from operating activities:
     Net earnings (loss)                                   $(3,077,609)        $(1,208,811)

     Adjustments to reconcile net earnings (loss)
      to net cash used in operating activities:
         Depreciation and amortization                         628,506              91,405
         Gain on sale of Subsidiary                                 --            (752,160)
         Equity in loss of investees                           154,121                  --
     Changes in certain assets and liabilities:
         Accounts receivable                                  (404,719)            193,000
         Inventories                                           (74,661)            269,164
         Prepaid expense                                        38,426               8,187
         Accounts payable                                     (169,987)            136,949
         Accrued expenses                                      (97,380)           (292,496)
                                                           -----------         -----------

              Net cash used in operating activities         (3,003,303)         (1,554,762)
                                                           -----------         -----------
Investing activities:
         Equipment purchases                                   (72,717)           (219,535)
         Advances, net of deficit in operating
            results to subsidiary prior to sale                     --            (570,318)
         Proceeds from sale of subsidiary                           --             876,000
         Investment in internet businesses                  (3,163,937)                 --
         Increase in notes receivable                          (68,932)                 --
         Change in other assets                                  6,058              39,075
                                                           -----------         -----------
Net cash provided by (used in) investing activities         (3,299,528)            125,222
                                                           -----------         -----------

Financing activities:
         Proceeds from convertible preferred stock
           subscriptions                                     6,211,911           1,351,318
         Proceeds from exercise of stock options
           and warrants                                        209,188                  --
         Proceeds from notes payable                           175,000              28,628
         Payments of notes payable                             (16,877)            (27,868)
                                                           -----------         -----------
         Net cash provided by financing activities           6,579,222           1,352,078
                                                           -----------         -----------

(Decrease) increase in cash                                    276,391             (77,462)
Cash, beginning of period                                        9,451             110,140
                                                           -----------         -----------
Cash, end of period                                        $   285,842         $    32,678
                                                           ===========         ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. Technologies Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the statement of financial position of the Company as of September 30, 2000 and the results of operations and cash flows for the three months and nine months ended September 30, 2000. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The basis for presentation for investments the Company acquires is accounted for under one of three methods: consolidation, equity method or cost method. The applicable accounting method is determined based on the Company's voting interest in an investment, degree of influence over the operations and controlling positions.

2.       NATURE OF OPERATIONS

OUTSOURCING OPERATIONS

U.S. Technologies Inc. (the "Company") has historically been an "outsourcing company" that provides manufacturing, assembly, repair, kitting and fulfillment services to Fortune 1000 and other select businesses. The Company performs its services utilizing prison labor under the Prison Industry Enhancement Program ("PIE"). Congress created the PIE program in 1979 to encourage states and local units of government to establish employment opportunities for prisoners that approximate private sector work opportunities. The program is designed to place inmates in a realistic working environment, pay them the local prevailing wage for similar work, and enable them to acquire marketable skills to increase their potential for successful rehabilitation and meaningful employment upon release.

On July 31, 2000, the Company announced that it has decided to initiate efforts to divest its current prison-based outsourcing services business so that it may focus exclusively on its transformation into a distributive Internet operating company.

E2E AND RELATED ACQUISITIONS

On April 12, 2000, the Company acquired E2Enet, Inc. ("E2E"), a privately held Internet incubator company. E2E has made early stage investments in several development stage business-to-business (B2B) and business-to-consumer (B2C) e-commerce businesses ("associated companies"). The details of the purchase of E2E have been reported by the Company in its Form 8-K filed on April 27, 2000. Pro forma information for the E2E acquisition is to be presented in a Form 8-K/A filing which is currently in process.

The Company believes that its acquisition of E2E will provide the Company with a platform to establish a position in the growing e-commerce industry. The Company believes that the completion of the acquisition of E2E will enhance the Company's opportunities for both investment in and creative development of associated companies that are promising early stage B2B and B2C e-commerce ventures. The Company's goal is to become an Internet enterprise developer of early stage and emerging companies and a business-to-business technology integrator. The Company seeks to integrate technologies of its associated companies with those of established companies looking for opportunities to market their Internet-based products and services.

The Company has restructured some of E2E's investments in its associated companies and provided these entities with additional working capital to stimulate their further growth and expansion. E2E's initial investment in Buyline.net, Inc. ("Buyline") has been restructured and increased so that Buyline is a controlled operating subsidiary. On April 26, 2000, the Company completed its acquisition of 20,700,005 shares of Buyline's common stock. The Buyline Purchase Agreement provided for (1) the conversion to Buyline's common stock of E2E's existing loans to Buyline (including accrued interest), (2) acknowledgment of in-kind services already rendered by E2E, and (3) approximately an additional $1,000,000 cash investment by the Company through E2E. On April 26, 2000, the Company issued 23,008 shares of its common stock to Lawrence Silverman, Buyline's founder, in exchange for Mr. Silverman's sale of 634,699 shares of Buyline's common stock to E2E. Simultaneous with entering into the Buyline Agreement, the Company retained Michael Deale to serve as, but Mr. Deale no longer is, Buyline's President and Chief Executive Officer. As a result, the Company, through E2E, is the controlling shareholder of Buyline, and will designate and supervise the Buyline management team. The details of the purchase of Buyline have been reported by the Company in its Form 8-K filed on May 11, 2000.

On April 12, 2000, the Company closed an agreement with Promisemark Corporation ("Promisemark"), formerly known as Vipro Corporation to invest through E2E an additional $1,000,000 in Promisemark, another E2E associated company, for additional equity in the form of shares of Promisemark Series B Convertible Preferred Stock.

On July 5, 2000, the Company completed the acquisition of approximately a 41% interest in WebMilestones.com, LLC ("WebMilestones"), an Internet services company that provided a site for publishing obituary notices that can be accessed through the Internet's World Wide Web. The Company invested $400,000 in WebMilestones, of which $100,000 is in the form of equity and $300,000 in a note. The details of the purchase of WebMilestones have been reported by the Company in its Form 8-K filed on July 5, 2000. See Item 5.

On October 16, 2000, the Company completed the acquisition of a 30.4% equity interest in Portris, Inc. ("Portris"). Portris is a software company that is developing an information management system that facilitates performance of interactive team oriented projects over the internet. Under the terms of the agreement the Company received a 30.4% equity interest in Portris for an aggregate of $380,000, by cancelling $250,000 of debt, which is included in the Company's notes receivable as of September 30, 2000 and providing additional cash to Portris.

ON-SITE SOURCING

On September 27, 2000, the Company signed a definitive merger agreement to acquire On-Site Sourcing, Inc. ("On-Site"), a provider of digital imaging, document management and litigation reprographics services. On-Site is a publicly traded company whose shares are listed on the NASDAQ Small Cap market. The Company's acquisition of On-Site is in accordance with U.S. Technologies strategic plan to combine Internet companies with more traditional established companies to complement and integrate the technologies of the Company's associated internet companies. Under the terms of the agreement, shareholders of On-Site will receive $35 million in a combination of cash and the Company's common stock. The Company expects to complete the acquisition of On-Site during the first quarter of 2001. The details of the agreement to acquire On-Site have been reported by the Company in its Form 8-K filed on July 28, 2000.


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

4.       INVENTORIES

At September 30, 2000, and December 31, 1999, inventories consisted of the following:

                                                                2000            1999
                                                                ----            ----
                    Raw materials                             $258,441        $217,348
                    Work in progress                            11,793          42,180
                    Finished Goods                              65,002           1,047
                                                               -------        ---------
                                                              $335,236        $260,575
                                                              ========        ========

5.       NOTES RECEIVABLE

During the nine months ended September 30, 2000, the Company advanced cash, to be used for working capital, primarily to WebMilestones and Portris. As of September 30, 2000, the Company had advanced $300,000 and $250,000 to WebMilestones and Portris, respectively.

6.       CONVERTIBLE PREFERRED STOCK

On April 12, 2000, the closing date of the E2E Acquisition, the Company sold 125,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") in a private placement transaction to USV Partners LLC ("USV") at a purchase price of $10 per share. On the same day the Company had received subscriptions for 5,184 shares of its Series C Mandatorily Convertible Preferred Stock ("Series C Preferred") at a purchase price of $1,000 per share. Ultimately, subscriptions for 4,534 of these shares of Series C Preferred were fully funded. Of the 4,534 shares of Series C Preferred issued, USV purchased 2,120 shares for $2,120,000. Gregory Earls, the Co-Chairman and the Co-Chief Executive Officer of the Company, is the sole manager of USV.

The proceeds of $5,784,000 raised through the recent sales of the Series A Preferred and Series C Preferred were used primarily to finance additional investments in new and existing Internet businesses that focus on B2B and B2C e-commerce, the payment of costs incurred and liabilities assumed in connection with the E2E Acquisition and related business transactions and ongoing working capital needs.

When the E2E Acquisition closed, E2E's former stockholders were issued a total of 112,000 shares of the Company's Series B Mandatorily Convertible Preferred Stock (the "Series B Preferred"). Upon their mandatory conversion as described below, these shares of Series B Preferred will be converted into 56,000,000 shares of the Company's common stock, par value $0.02 ("Common Stock").

The Company is presently engaged in ongoing capital raising transactions to fund the cash portion of the On-Site Sourcing, Inc. merger and other related capital commitments in addition to funding the Company's ongoing capital needs. This activity may result in the marketing of one, or more, series of convertible preferred securities. Presently, the Company's Series B Preferred and Series C Preferred are mandatorily convertible upon authorization of enough Company common stock to effect their conversion. The Company plans to amend its charter to increase the number of authorized shares of Company common stock and eliminate the current limitation on the liquidation preference conferred upon holders of the Company's preferred securities. The new convertible preferred securities would be marketed as not being mandatorily convertible, once the charter is amended, subject to a limitation on their liquidation preference. As of September 30, 2000, the Company has received approximately $914,000 in cash as subscriptions for preferred stock which may be attributed to a new series of preferred stock. Included in the approximate $914,000 amount received as of September 30, 2000 are amounts of $151,200 received from Beth E. Dozoretz, a Director of the Company, and $100,000 received from Northwood Ventures, whose President Peter G. Schiff and Managing Director Henry T. Wilson are both Directors of the Company. Such shares have not been issued.

USV is the holder of 564,340 shares of Series A Preferred. Under the Certificate of Designations, Rights and Preferences, as amended, setting forth the rights and preferences of the Series A Preferred, USV has the right to convert its shares of Series A Preferred to Common Stock at any time. Upon the conversion of all of its Series A Preferred, USV would be entitled to receive 46,257,369 shares of Common Stock. USV and the Company entered into an agreement, dated March 1, 2000, whereby USV waived its right to convert its shares of Series A Preferred until an appropriate amendment is made to the Company's Restated Certificate of Incorporation. On September 20, 2000, the waiver was extended to include all other beneficial interests of Mr. Earls, including the Earls Family Limited Partnership. This charter amendment will increase the number of shares of Common Stock that the Company is authorized to issue to an amount sufficient for all of the Company's outstanding convertible securities, warrants and options to be converted or exercised (the "Charter Amendment"). USV has committed to convert its Series A Preferred shares to Common Stock once the Charter Amendment is effective.

Under the definitive agreement containing the terms and conditions of the E2E Acquisition, the Company agreed to call a meeting of its stockholders to approve the proposed Charter Amendment. Upon the acceptance of the Charter Amendment for filing by the Secretary of State of the State of Delaware, the Series B Preferred and the Series C Preferred will automatically be converted into shares of Common Stock. Mr. Earls intends to cause USV to convert all of its Series A Preferred at the same time.

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

The following table presents the dilution of the Company's common stock which will result upon approval of the Company's Charter Amendment and conversion of the previously described issuances of the Company's convertible preferred shares.

Common stock outstanding at October 31, 2000                     29,583,286
Conversion of Series A Preferred Stock                           51,229,508
Conversion of Series B Preferred Stock                           56,000,000
Conversion of Series C Preferred Stock                            3,126,895
                                                                -----------
                                                                139,939,689*
                                                                ===========

* Does not include conversion of subscribed but unissued preferred stock which is not determinable at the date of this report.


7.      ACCRUED EXPENSES

Included in the Company's accrued expenses at September 30, 2000, is an amount of approximately $2,000,000, which represents a contingent obligation of the Company related to the Company's acquisition of E2E. The contingent obligation involves the Company's potential indemnification of the obligation of Jonathan Ledecky, a former principal stockholder of E2E, to purchase shares of E2E's common stock under the terms of a Put Agreement, dated May 14, 1999, as amended (the "Put Agreement"), between Ledecky and two other former stockholders of E2E. The Company agreed to assume Ledecky's obligation under the Put Agreement in connection with the merger of E2E into the Company. The two holders have not consented to this assignment. The holders of the put have exercised their right to put their shares of Series B Preferred Stock (approximately 53 shares of Series B Preferred Stock each, which shares were received in exchange for their shares of E2E common stock in connection with the merger of E2E into the company) to Ledecky. Each of the two stockholders' shares of Series B Preferred Stock are mandatorily convertible into 26,892 shares of Company common stock upon amendment of the Company's charter to increase the number of shares authorized. Ledecky has disputed their right to exercise the put under the Put agreement. The holders of the put have filed suit against Ledecky and Ledecky has filed an answer. As of the date of this report, such dispute has not been resolved. The Company has elected to record its contingent obligation related to the Put Agreement.

8.      SEGMENT INFORMATION

During 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. The Company's chief operating decision makers aggregate operating segments based on the location of the segment and whether it is prison-based or free-world. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has four reportable segments for the nine and three months ended September 30, 2000. The four reportable segments are USXX (Washington, DC), LTI (Lockhart, Texas) ("LTI Lockhart"), LTI (Blythe, California) ("LTI Blythe") and E2E (Washington, DC). USXX is the corporate office, LTI Lockhart is a prison-based manufacturer of computer circuit boards, LTI Blythe is a prison-based manufacturer of modular office furniture components and E2E represents the Company's recent investment in B2B and B2C e-commerce businesses.

Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it had four reportable segments during the nine and three months ended September 30, 1999. In addition to three of the reportable segments identified above, the Company owned, until its sale in February 1999, a controlling interest in Technology Manufacturing & Design, Inc. ("TMD"). Segment amounts disclosed are prior to any elimination entries made in the consolidation.

Summary information by segment as of and for the nine months and three months ended September 30, 2000 and 1999 follow (in thousands):

                                                LTI                         LTI                                          (2)
                                 USXX         Lockhart        TMD(1)       Blythe          E2E           Other          Total
                                 ----         --------        ------       ------          ---           -----          -----
Nine months ended
September 30
2000
Net sales                      $    --         $1,627         $ --         $ 398         $    --         $  84         $ 2,109
Operating (loss)                (1,810)          (211)          --            (2)           (946)          (20)         (2,989)
Total Assets                    19,663          1,008           --           370          15,772           163          36,976

1999
Net sales                      $    --         $1,529         $948         $ 777         $    --         $  37         $ 3,291
Operating (loss)                  (889)          (723)         (66)         (201)             --          (114)         (1,993)
Total Assets                     2,958            620           --           489              --           170           4,237

Three  months ended
September 30
2000
Net sales                      $    --         $  764         $ --         $ 125         $    --         $  30         $   919
Operating profit (loss)           (932)            15           --            (5)           (768)          (34)         (1,724)
Total Assets                    19,663          1,008           --           370          15,772           163          36,976

1999
Net sales                      $    --         $  194         $ --         $ 399         $    --         $   7         $   600
Operating profit (loss)            (42)          (199)          --            56              --           (21)           (206)
Total Assets                     2,958            620           --           489              --           170           4,237

(1) TMD was sold by the Company on February 12, 1999. The operating results include activity through that date.

(2) Total assets do not agree to the respective balance sheets since segment amounts are presented before eliminating entries.

9.       LOSS PER SHARE

The Company has adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which was effective for fiscal years ending after December 15, 1997. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the nine months and three months ended September 30, 2000 and 1999 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

                                                                                                        Per
                                                                      (Loss)           Shares           share
                                                                  (Numerator)       (Denominator)       amount
                                                                  -----------       -------------       ------
Nine months ended September 30, 2000:
Net (loss)                                                       $(3,077,609)         29,331,374        $(0.10)
Effect of dilutive potential common shares:
     Stock options                                                        --                  --
     Warrants                                                             --                  --
                                                                 -----------         -----------
Diluted net (loss)                                               $(3,077,609)         29,331,374        $(0.10)
                                                                 ===========         ===========        ======
Nine months ended September 30, 1999:
Net (loss) available to common shareholders                      $(1,811,641)         28,795,278        $(0.06)
Effect of dilutive potential common shares:
     Stock options                                                        --                  --
     Warrants                                                             --                  --
                                                                 -----------         -----------
Diluted net (loss) available to common shareholders              $(1,811,641)         28,795,278        $(0.06)
                                                                 ===========         ===========        ======

Three months ended September 30, 2000:
Net (loss)                                                       $(1,868,394)         29,569,308        $(0.06)
Effect of dilutive potential common shares:
     Stock options                                                        --                  --
     Warrants                                                             --                  --
                                                                 -----------         -----------
Diluted net (loss)                                               $(1,868,394)         29,569,308        $(0.06)
                                                                 ===========         ===========        ======
Three months ended September 30, 1999:
Net (loss) available to common shareholders                      $  (310,999)         28,795,278        $(0.01)
Effect of dilutive potential common shares:
     Stock options                                                        --                  --
     Warrants                                                             --                  --
                                                                 -----------         -----------
Diluted net (loss) available to common shareholders              $  (310,999)         28,795,278        $(0.01)
                                                                 ===========         ===========        ======

10.      RECENT ACCOUNTING PRONOUNCEMENTS

         None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included in the Company's form 10-K for the year ended December 31, 1999.

Results of Operations

The following analysis compares the results of operations for the three-month and nine-month periods ended September 30, 2000 to the comparable periods ended September 30, 1999.

Net sales during the three months ended September 30, 2000 were $ 918,870, compared to $ 600,232 during the three months ended September 30, 1999. The increase in net sales in the amount of $ 318,638 was primarily due to an increase in sales in the Company's LTI Lockhart facility, due to the 1999 reorganization of the facility, which has resulted in increased sales in 2000. This reorganization included the hiring of a new plant manager and the installation of equipment to perform tasks, which were previously performed manually.

Net sales during the nine months ended September 30, 2000 were $ 2,109,141, compared to $3,290,986 during the nine months ended September 30, 1999. The decrease in net sales in the amount of $ 1,181,845, includes $948,176 from the Company's interest in TMD, which was sold in February 1999. Without regard to the sales from TMD, the Company's sales for the nine-month period ended September 30, 2000 declined by $233,669. The decrease of $233,669 was primarily due to a sales decrease of approximately $379,000 at the Company's LTI Blythe facility resulting from the loss of Blythe's primary customer in November 1999.

In the three months ended September 30, 2000, cost of goods sold was $ 896,282, which represented 98% of net sales. During the three months ended September 30, 1999, cost of goods sold was $ 670,910, which represented 112% of net sales. The reduction in cost of sales is a result of more effective management of operations in the Company's Lockhart, Texas, electronics facility, resulting in significant reductions in labor and materials cost. The high percentage of cost to sales is primarily a function of insufficient sales volume to offset the fixed components of manufacturing overhead.

In the nine months ended September 30, 2000, cost of goods sold was $ 2,199,499, which represented 104% of net sales. During the nine months ended September 30, 1999, cost of goods sold was $ 3,913,843, which represented 119% of net sales. The reduction in cost of sales is a result of more effective management of operations in the Company's Lockhart, Texas, electronics facility, resulting in significant reductions in labor and materials cost. The high percentage of cost to sales is primarily a function of insufficient sales volume to offset the fixed components of manufacturing overhead.

Selling expenses during the three months ended September 30, 2000 were $ 16,995, representing 2% of net sales. During the three months ended September 30, 1999, selling expenses in the amount of $4,314 represented 1% of net sales. These expenses increased primarily due to more sales being generated through outside commission sales personnel, rather than in-house sales.

Selling expenses during the nine months ended September 30, 2000 were $ 47,303, representing 2% of net sales. During the nine months ended September 30, 1999, selling expenses in the amount of $29,994 represented 1% of net sales. These expenses increased primarily due to more sales being generated through outside commission sales personnel, rather than in-house sales.

General and administrative expenses during the three months ended September 30, 2000 were $1,729,401, which represented 188% of net sales. During the three months ended September 30, 1999, general and administrative expenses were $ 130,560 , which represented 22% of net sales. The increase in general and administrative expenses is primarily the result of increasing corporate staff at the Company's Washington, DC headquarters to support the Company's investments in its associated companies. General and administrative expenses during the three months ended September 30, 2000 includes approximately $750,000 related to the consolidation of the operations of E2E and Buyline for the three months ended September 30, 2000.

General and administrative expenses during the nine months ended September 30, 2000 were $2,851,187, which represented 135% of net sales. During the nine months ended September 30, 1999, general and administrative expenses were $ 1,339,806, which represented 41% of net sales. The increase in general and administrative expenses is primarily the result of increasing corporate staff at the Company's Washington, DC headquarters, to support the Company's investments in its associated companies. General and administrative expenses during the nine months ended September 30, 2000 includes approximately $950,000 related to the consolidation of the operations of E2E and Buyline for the three months ended September 30, 2000.

During the three months ended September 30, 2000, the Company had a net loss available to common shareholders of $ 1,868,394 or $ (0.06) per weighted-average share. During the three months ended September 30, 1999, the Company reported a net loss available to common shareholders of $310,999 or $(0.01) per weighted-average share. The loss for the three months ended September 30, 2000, includes $750,000 related to the consolidation of the operations of E2E and Buyline and $149,684, which represents the Company's share of losses from internet businesses accounted for under the equity method. The loss for the three months ended September 30, 1999, includes a $111,705 dividend on the Company's convertible preferred stock

During the nine months ended September 30, 2000, the Company had a net loss available to common shareholders of $ 3,077,609 or $(0.10) per weighted-average share. During the nine months ended September 30, 1999, the Company reported a net loss available to common shareholders of $1,811,641 or $(0.06) per weighted-average share. The loss for the nine months ended September 30, 2000 includes $950,000 related to the consolidation of the operations of E2E and Buyline and $154,121, which represents the Company's share of losses from internet businesses accounted for under the equity method. The loss for the nine months ended September 30, 1999, includes a $448,189 dividend on the Company's convertible preferred stock and a reserve of $236,840 against a note taken during the quarter ended March 31, 1999, related to the sale of the Company's interest in TMD.

Liquidity and Capital Resources

During the nine months ended September 30, 2000 and 1999, the Company experienced negative operating cash flows of $ 3,003,303 and $ 1,554,762 respectively. Negative operating cash flow in the nine months ended September
0, 2000 resulted principally from the $(3,077,609) net loss incurred during that period, an increase in accounts receivable of $404,719 and a decrease in accounts payable of $169,987, offset by depreciation and amortization of $628,506. The depreciation and amortization of $628,506 is primarily the result of the amortization of goodwill and legal expenses associated with the Company's acquisition activities. Negative operating cash flows in the nine months ended September 30, 1999 resulted principally from the $(1,208,811) net loss incurred during that period and a decrease in accrued expenses.

Net cash used in investing activities of $3,299,528 during the nine months ended September 30, 2000 was primarily the result of the acquisition of E2E by the Company and cash advances to associated companies. Net cash provided by investing activities of $125,222 during the nine months ended September 30, 1999 was primarily the result of cash advances to TMD and equipment purchases, offset by cash proceeds from the sale of TMD.

Net cash provided by financing activities of $6,579,222 during the nine months ended September 30, 2000 was primarily due to the receipt of net proceeds from the subscription of preferred stock of $6,211,911 and proceeds from the exercise of common stock options and warrants of $209,188. Net cash provided by financing activities of $1,352,078 during the nine months ended September 30, 1999 was primarily due to the receipt of net proceeds from the subscription of preferred stock.

As described in "Note 6." the Company is presently engaged in ongoing capital raising transactions to fund acquisitions, related capital commitments and ongoing capital needs.

FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report on form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, concerning prospective future events and results. Such prospective events include acquisitions and investments and prospects for such acquisitions and investments. U. S. Technologies cautions that actual developments and results may differ materially from its prospective future events. There can be no assurance that the conditions necessary to completing any prospective event will occur. Additional investments in the Company or by the Company or an unrelated person in any of the Company's associated companies provide no assurance that the Company or such associated company will succeed or that the Company's investments will be recovered or that the Company or any of its associated companies will be profitable. The Company's assets and operations, including results of operations, would be affected materially by either by occurrence of any such event or the failure of any such event to occur, by the extent to which it and its associated companies continue to have access to financing sources on reasonable terms in order to pursue its and their business plans, by the success or failure of the business plans of its associated companies, by economic conditions generally and particularly in the developing e-commerce market, by competition and technology changes in its and its associated companies industries and businesses, and by the results of its and its associated companies operations if and when operating. The Company's assembly and other outsourcing business activities involve a limited number of facilities serving a limited number of companies, all of which are subject to material changes outside the Company's control.

PART II. OTHER INFORMATION

ITEM 1.  THROUGH ITEM 4.    Not applicable.

ITEM 5.  OTHER INFORMATION.

During the quarter ended September 30, 2000, the Company ceased management of the American Quantum Cycles facility located in a Wackenhut Corrections Corporation facility in South Bay, Florida. The Company took this action because of financial problems encountered by American Quantum Cycles, which resulted in their inability to start production at the facility. The closing of the facility could result in a loss of approximately $64,000 to the Company if funds due to the Company and secured by a promissory note from American Quantum Cycles are not received. On October 27, 2000, American Quantum Cycles' three largest creditors petitioned the U. S. Bankruptcy Court in Orlando, Florida, to force the company to file for Chapter 11 bankruptcy protection.

Although WebMilestones.com, LLC's ("WebMilestones") website is no longer operational and WebMilestones does not have any cash, WebMilestones and holders of membership units of WebMilestones, including U.S. Technologies, entered into a non-binding agreement with an Internet-based portal and application service provider for funeral directors, pursuant to which the parties agreed to an exchange of all of the membership units of WebMilestones for an equity interest in the acquiring company. The agreement also provides for U.S. Technologies' outstanding $300,000 loan to WebMilestones to be converted into equity in the acquiring company and for U.S. Technologies to invest an additional $1,000,000 equity in the acquiring company at closing. After the closing of the exchange and U.S. Technologies' additional $1,000,000 investment, U.S. Technologies will have a five percent interest in the surviving company. This transaction is subject to the negotiation of definitive agreements and USXX obtaining the necessary financing to consummate the transaction.

On November 2, 2000, Urban Box Office ("UBO") announced that it was filing bankruptcy due to the withdrawal of a significant funding offer from an investor. The Company through E2E holds an approximately 3.4% ownership interest in UBO. The carrying value of the Company's investment in UBO is approximately $2.4 million, of which approximately $1.0 million was a cash investment and the balance represented common stock of E2E issued to UBO or its founders, which was converted to shares of the Company's Series B Preferred when the Company acquired E2E in April 2000. Since this bankruptcy event occurred after the close of the September 30, 2000 reporting period and since, at this time, the Company does not have sufficient information on which to evaluate the loss on the value of its investment in UBO, the Company has elected not to reduce the carrying value of its UBO investment in this report. The Company will evaluate the carrying value of its investment in UBO and recognize any impairment loss during the fourth quarter of the year-ended December 31, 2000.

On November 7, 2000, Gomembers.com purchased MEI Software Systems, Inc ("MEI"), one of the Company's associated companies. MEI and Gomembers.com valued the transaction at $27 million. The Company had approximately a 3.9% interest in MEI and will have a 0.48% interest in Gomembers.com. The carrying value of the Company's investment in MEI was approximately $1.2 million, which was a cash investment. As of the date of this report, the Company has not determined the value of its 0.48% interest in Gomembers.com and whether an adjustment of its carrying value in this investment will be required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           A list of exhibits included as part of this report is set forth in the Exhibit Index appearing elsewhere in this report, and is incorporated by reference.

                  (b)      Reports on form 8-K

                           During the quarter for which this report is filed, Registrant filed a Current Report on form 8-K dated July 28, 2000, describing the Company's Agreement in Principle to acquire On-Site.















                                  EXHIBIT INDEX
                                  -------------

Exhibit No.       Description
-----------       -----------

27.1 Financial Data Schedule, submitted to the Commission in electronic format

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

                                  U.S. TECHNOLOGIES INC.
                                  (Registrant)



Date: November 14, 2000           /s/ Gregory Earls
                                  -----------------------------
                                  Gregory Earls
                                  Co-Chief Executive Officer


Date: November 14, 2000           /s/ James V. Warren
                                  -----------------------------
                                  James V. Warren
                                  Co-Chief Executive Officer

                                  Exhibit Index
                                  -------------

Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule (for SEC use only)