Form 10-Q/A
period 2000-03-31
U S TECHNOLOGIES INC
filed 2001-08-07
CIK 810130

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

This Amendment No. 1 on Form 10-Q/A amends Item 1, Footnote 6 of the quarterly report on Form 10-Q of U. S. Technologies, Inc., for the quarter ended March 31, 2000, to disclose the nature of a non-cash deemed dividend which will be recorded by the Company during the quarter ended June 30, 2000 as a result of a beneficial conversion feature of the Company's Series A, B and C Convertible Preferred Stock. This deemed dividend will also require the amendment of the Company's Form 10-Q'S for the quarters ended June 30, 2000 and September 30, 2000. This revision reflects the disclosure of an adjustment to be recorded in subsequent periods. This revision has no impact on our previously reported historical results of operations for any periods presented.

In accordance with Rule 12B-15 under the Securities Exchange Act of 1934, this Amendment No. 1 sets forth the complete text to Item 1 of Part I of our Form 10-Q for the quarter ended March 31, 2000, as amended.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                             U.S. TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                          March 31,
                                                                                             2000                December 31,
                                                                                         (Unaudited)                 1999
                                                                                       --------------           --------------
Current assets:
     Cash and cash equivalents                                                         $    1,877,385           $        9,451
     Trade Accounts receivable, net of reserves of $206,000
        at March 31, 2000 and December 31, 1999                                               324,001                  195,289
     Inventories                                                                              284,790                  260,575
     Prepaid expenses                                                                         276,409                   39,340
                                                                                       --------------           --------------
         Total current assets                                                               2,762,585                  504,655
                                                                                       --------------           --------------
Property and equipment, net of accumulated depreciation
  of $1,361,738 and $1,329,988 at March 31, 2000 and
  December 31, 1999                                                                           532,942                  571,383
                                                                                       --------------           --------------
Other assets:
     Notes receivable                                                                         414,730                       --
     Other assets                                                                                  --                   16,058
                                                                                       --------------           --------------
         Total other assets                                                                   414,730                   16,058
                                                                                       --------------           --------------
                      Total assets                                                     $    3,710,257           $    1,092,096
                                                                                       ==============           ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                              $       28,627           $       27,270
     Accounts payable                                                                         968,091                1,004,237
     Accrued expenses                                                                         349,266                  267,587
                                                                                       --------------           --------------
     Total current liabilities                                                              1,345,984                1,299,094
                                                                                       --------------           --------------

Long-term debt less current maturities                                                             --                   13,794
                                                                                       --------------           --------------
Total liabilities                                                                           1,345,984                1,312,888
                                                                                       --------------           --------------
Shareholders' equity:
     Common stock; $.02 par value; 40,000,000 shares
        authorized; 29,449,278 and 28,795,278 issued and outstanding
        at March 31, 2000 and December 31, 1999, respectively                                 597,176                  583,906
     Series A convertible preferred stock, votes as if converted to common stock, $0.02 par value; 10,000,000 shares authorized;
        500,000 issued and outstanding                                                      5,000,000                5,000,000
     Series A convertible preferred stock:
       subscribed but unissued                                                              1,231,703                  289,703
     Series C mandatorily convertible preferred stock, votes as if converted to common stock on certain issues, $0.02 par value;
        8,750 shares authorized; subscribed but unissued                                    1,800,928                       --
     Additional paid-in capital                                                            12,465,198               12,275,655
    Accumulated deficit                                                                   (18,352,843)             (17,992,167)
    Stock receivable                                                                         (150,205)                (150,205)
    Treasury stock, at cost, 400,000 shares held                                             (227,684)                (227,684)
                                                                                       --------------           --------------
         Total shareholders' equity                                                         2,364,273                 (220,792)
                                                                                       --------------           --------------
Total liabilities and shareholders' equity                                             $    3,710,257           $    1,092,096
                                                                                       ==============           ==============

The accompanying notes are an integral part of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                    Three months
                                                                                                  ended March 31,
                                                                                       -------------------------------------
                                                                                           2000                    1999
                                                                                       -------------           -------------
Net Sales                                                                              $     476,526           $   1,870,284

Operating costs and expenses:
     Cost of sales                                                                           627,277               2,036,641
     Selling expense                                                                          15,923                  18,389
     General and administrative expense                                                      210,999                 824,966
                                                                                       -------------           -------------

         Total operating costs and expenses                                                  854,199               2,879,996
                                                                                       -------------           -------------

(Loss) from operations                                                                      (377,673)             (1,009,712)

Other income (expense)
     Interest, net                                                                             3,254                 (35,256)
     Other, net                                                                               13,743                 (61,713)
     Gain on sale of subsidiary                                                                   --               1,168,994
                                                                                       -------------           -------------

         Total other income (expense)                                                         16,997               1,072,025
                                                                                       -------------           -------------

Income (loss) before income taxes                                                      $    (360,676)          $      62,313
Provision for income taxes                                                                        --                      --
                                                                                       -------------           -------------

Net income (loss)                                                                      $    (360,676)          $      62,313
                                                                                       =============           =============

Net income (loss) per share:
     Basic                                                                             $       (0.01)          $        0.00
                                                                                       =============           =============
     Diluted                                                                           $       (0.01)          $        0.00
                                                                                       =============           =============

Shares used in per share calculation:
     Basic                                                                                28,924,838              28,795,278
                                                                                       =============           =============
     Diluted                                                                              28,924,838              29,087,678
                                                                                       =============           =============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three months Ended March 31,
                                                                                       -----------------------------------
                                                                                           2000                   1999
                                                                                       ------------           ------------
Cash flows from operating activities:
     Net income (loss)                                                                 $   (360,676)          $     62,313

     Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
         Loss on disposal of assets                                                           6,691                     --
         Depreciation and amortization                                                       31,750                 26,742
         Gain on sale of Subsidiary                                                              --             (1,168,994)
         Advances, net of deficit in operating
            results, to subsidiary prior to sale                                                 --               (570,318)

     Changes in certain assets and liabilities:
         Accounts receivable                                                               (128,712)              (111,346)
         Inventories                                                                        (24,215)               (61,871)
         Prepaid expense                                                                   (237,069)               (77,684)
         Other assets                                                                        16,058                 34,590
         Accounts payable                                                                   (36,146)               208,320
         Accrued expenses                                                                    81,679                 76,697
                                                                                       ------------           ------------

              Net cash used in operating activities                                        (650,640)            (1,581,551)
                                                                                       ------------           ------------

Cash flows from investing activities:
         Equipment purchases                                                                     --                 (6,774)
         Advances to former shareholder                                                          --               (200,000)
         Advances to Internet companies                                                    (414,730)                    --
         Proceeds from sale of subsidiary                                                        --              1,076,000
                                                                                       ------------           ------------
Net cash provided by (used in) investing activities                                        (414,730)               869,226

Cash flows from financing activities:
         Proceeds from exercise of stock
            options and warrants                                                            202,813                     --
         Proceeds from convertible preferred stock
           subscriptions net of costs                                                     2,742,928                643,329
         Payments of notes payable                                                          (12,437)                (3,096)
                                                                                       ------------           ------------
         Net cash provided by financing activities                                        2,933,304                640,233
                                                                                       ------------           ------------

Net cash provided (used)                                                                  1,867,934                (72,092)
Cash and cash equivalents, beginning of period                                                9,451                110,140
                                                                                       ------------           ------------
Cash and cash equivalents, end of period                                               $  1,877,385           $     38,048
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

4.       INVENTORIES

At March 31, 2000, and December 31, 1999, inventories consisted of the following:

                                                      2000               1999
                                                   ----------        ----------
         Raw materials                             $  247,047        $  217,348
         Work in progress                              14,989            42,180
         Finished Goods                                22,754             1,047
                                                   ----------        ----------
                                                   $  284,790        $  260,575
                                                   ==========        ==========

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

6.       CONVERTIBLE PREFERRED STOCK

On the closing date of the E2E Acquisition, the Company issued, in two private placement transactions, 125,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") to USV Partners LLC ("USV") at a purchase price of $10 per share and 5,184 shares of its Series C Mandatorily Convertible Preferred Stock ("Series C Preferred") at a purchase price of $1,000 per share. Of the 5,184 shares of

Series C Preferred issued, USV purchased 2,120 shares for $2,120,000. Gregory Earls, the Co-Chairman and the Co-Chief Executive Officer of the Company, is the sole member of the management of USV.

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

Under the definitive agreement containing the terms and conditions of the E2E Acquisition, the Company is required to call a meeting of its stockholders to approve the Charter Amendment. Upon the acceptance of the Charter Amendment for filing by the Secretary of State of the State of Delaware, the Series B Preferred and the Series C Preferred will automatically be converted into shares of Common Stock. Management has obtained agreements from stockholders representing the majority of shares entitled to vote on the charter amendment to vote in favor of such amendment.

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

The terms of the Series A Preferred Stock permits them to vote as if the Series A Preferred Stock was already converted to Common Stock. The terms of the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series F Preferred Stock do not permit the holders thereof to vote on the Charter Amendment, but otherwise permit them to vote as if the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series F Preferred Stock were already converted to Common Stock. Accordingly, the Charter Amendment will be presented for approval by the holders of outstanding shares of Common Stock and Series A Preferred Stock, voting together as a single class.

The Company and certain holders of the Company's Series A, B and C Preferred Stock entered into an agreement regarding registration rights for the Series A, Series B, and Series C Preferred Stock and Common Stock into which they are to be converted. Collectively, the stockholders party to the agreement have the right to compel the Company to register their respective shares at the expense of the Company at certain times (no earlier than six months subsequent to conversion of such shares to Common Stock) and rights on other occasions to have such registration effected at the expense of the holders. This request must be made by one third of the shares covered by this agreement. These stockholders also have unlimited registration rights to be combined, at the Company's expense, with certain registrations of any equity securities by the Company (Piggyback Rights), subject to restrictions which might be imposed by an underwriter for the sale of such shares.

Based on the conversion terms of the Series A, Series B and Series C Convertible Preferred Stock, and the market price of the Company's common stock on the date of issuance of the Series A, Series B and Series C Convertible Preferred Stock, the Company recognized the existence of a beneficial conversion feature in the amount of $14,757,650. This amount was recorded as a non-cash deemed dividend during the quarter ended June 30, 2000, resulting in an increase in the net loss applicable to common shareholders.

7.       SEGMENT INFORMATION

During 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. The Company's chief operating decision makers aggregate operating segments based on the location of the segment and whether it is prison-based or free-world. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has three reportable segments for the quarter ended March 31, 2000. The three reportable segments are USXX (Washington, DC), LTI (Lockhart, Texas) ("LTI Lockhart), and LTI (Blythe, California) ("LTI Blythe"). USXX is the corporate office, LTI Lockhart is a prison-based manufacturer of computer circuit boards and LTI Blythe is a prison-based manufacturer of modular office furniture components.

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

Summary information by segment as of and for the three months ended March 31, 2000 and 1999 follow (in thousands):

                                                                   LTI                      LTI
                                                     USXX        Lockhart     TMD (1)     Blythe       Other         Total
                                                  ---------      --------     -------     -------      ------      ---------
2000

Net sales                                         $      --      $   359      $   --      $   102      $   16      $     477
Operating Profit (loss)                                (151)        (200)         --          (19)         (8)          (378)
Total Assets                                          4,863          675          --          389         127          6,054

1999

Net sales                                         $      --      $   749      $  948      $   173      $   --      $   1,870
Operating Profit (loss)                                (539)        (240)        (66)        (136)        (29)        (1,010)
Total Assets                                          4,249          979          --          370         194          5,792

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

                                                                                                                      Per
                                                                              (Loss)              Shares              share
                                                                           (Numerator)         (Denominator)         amount
                                                                           ----------           ----------          --------
Three months ended March 31, 2000:

Net (loss)                                                                 $ (360,676)          28,924,838          $  (0.01)

Effect of dilutive potential common shares:
     Stock options                                                                 --                   --
     Warrants                                                                      --                   --
                                                                           ----------           ----------

Diluted net (loss)                                                         $ (360,676)          28,924,838          $  (0.01)
                                                                           ==========           ==========          ========

Three months ended March 31, 1999:

Net income                                                                 $   62,313           28,795,278          $   0.00

Effect of dilutive potential common shares:
     Stock options                                                                 --               17,400
     Warrants                                                                      --              275,000
                                                                           ----------           ----------

Diluted net income                                                         $   62,313           29,087,678          $   0.00
                                                                           ==========           ==========          ========

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

Liquidity and Capital Resources

During the three months ended March 31, 2000 and 1999, the Company experienced negative operating cash flows of $650,640 and $1,581,551 respectively.
Negative operating cash flows in the three months ended March 31, 2000 resulted principally from the $(360,676) net loss incurred during that period and increases in prepaid expenses and accounts receivable of $237,069 and $128,712, respectively. The increase in prepaid expenses includes approximately $165,000 in legal costs associated with the E2E acquisition, which closed on April 12, 2000. Negative operating cash flows in the three months ended March 31, 1999, resulted primarily from a loss, net of the gain on the sale of TMD, of $(1,106,681), advances to TMD of $570,318 and an increase in accounts receivable of $111,346. These unfavorable impacts on operating cash flow were partially offset by increases in accounts payable and accrued expenses of $208,320 and $76,697, respectively.

Net cash used in investing activities of $414,730 during the three months ended March 31, 2000, was the result of cash advances to internet companies, associated with the acquisition of E2E by the Company, Net cash provided by investing activities of $869,226 during the three months ended March 31, 1999 was primarily the result of cash proceeds from the sale of TMD of $1,076,000, reduced by an advance to the former officer and shareholder who purchased TMD from the Company, of $200,000.

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

As identified by the above discussion and analysis, the Company did not produce a profit from operations in the quarter ended March 31, 2000. Management has initiated steps to further reorganize the Company, increase sales and reduce unnecessary costs. However, completing the Company's business plans will require additional investment and working capital. To provide for this investment and working capital, the Company raised, during the period January 1 through May 1, 2000, approximately $6,309,000 through the subscriptions of its Series A Preferred and Series C Preferred.

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

On March 7, 2000, the Company received notification of a claim from the legal counsel for Carlton Technologies & Services, Inc. ("Carlton"), a Canadian company, which had made loans to the Company prior to December 31, 1996. The Company reported in its annual report for the year ended December 31, 1996 that the Company had issued shares of its common stock in repayment of these loans from Carlton. The Company also reported that the value of the shares issued to Carlton exceeded the amount of the loans from Carlton by approximately $150,000, an amount which has since been reported as a reduction of the Company's shareholder equity. Carlton's claim asserts that it owes no such amount to the Company, has not received all of the common shares to which it is entitled and is owed approximately $78,000, as compensation for the common shares that Carlton asserts have not been issued. The Company has referred this claim to its legal counsel and as of the date of this report can not determine the validity of the Carlton claim.

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

                                       U.S. TECHNOLOGIES INC.
                                       (Registrant)



Date: August 7, 2001                   /s/ Gregory Earls
                                       ----------------------------------------
                                       Gregory Earls
                                       Co-Chief Executive Officer



Date: August 7, 2001                   /s/ James V. Warren
                                       ----------------------------------------
                                       James V. Warren
                                       Co-Chief Executive Officer