Form 10-Q/A
period 2000-06-30
U S TECHNOLOGIES INC
filed 2001-08-07
CIK 810130

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

This Amendment No. 2 on Form 10-Q/A amends Item 1 of the previously amended quarterly report on Form 10-Q/A of U. S. Technologies, Inc., for the quarter ended June 30, 2000, to disclose a non-cash deemed dividend which has been recorded by the Company during the quarter ended June 30, 2000, as a result of a beneficial conversion feature of the Company's Series A, B and C Convertible Preferred Stock. This deemed dividend will also require the amendment of the Company's Form 10-Q'S for the quarters ended March 31, 2000 and September 30, 2000. (See Note 6.)

In accordance with Rule 12B-15 under the Securities Exchange Act of 1934, this Amendment No. 2 sets forth the complete text to Item 1 of Part I of our Form 10-Q for the quarter ended June 30, 2000, as amended.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:



                             U.S. TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                      June 30,          December 31,
                                                                        2000                1999
                                                                    -----------          ----------
                                                                    (Unaudited)
Current assets:
    Cash and cash equivalents                                       $ 1,159,760          $    9,451
    Trade Accounts receivable, net of reserves of $206,000
      at June 30, 2000 and December 31, 1999                            422,655             195,289
    Inventories                                                         282,371             260,575
    Prepaid expenses                                                     32,155              39,340
                                                                    -----------          ----------
        Total current assets                                          1,896,941             504,655
                                                                    -----------          ----------
Property and equipment, net of accumulated depreciation
  of $1,402,417 and $1,329,988 at June 30, 2000 and
  December 31, 1999                                                     549,257             571,383
                                                                    -----------          ----------
Other assets:
    Investment in internet businesses                                13,304,395                  --
    Goodwill internet investments - net                               4,405,134                  --
    Notes receivable                                                    334,730                  --
    Other assets                                                        898,306              16,058
                                                                    -----------          ----------
        Total other assets                                           18,942,565              16,058
                                                                    -----------          ----------
            Total assets                                            $21,388,763          $1,092,096
                                                                    ===========          ==========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                             U.S. TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              June 30,              December 31,
                                                                                2000                    1999
                                                                            ------------           ------------
                                                                             (Unaudited)


Current liabilities:
    Current maturities of long-term debt                                    $     26,875           $     27,270
    Accounts payable                                                           2,254,860              1,004,237
    Accrued expenses                                                           2,334,924                267,587
                                                                            ------------           ------------
    Total current liabilities                                                  4,616,659              1,299,094
Long-term debt less current maturities                                           621,000                 13,794
                                                                            ------------           ------------
Total liabilities                                                              5,237,659              1,312,888
                                                                            ------------           ------------
Shareholders' equity:
    Common stock; $.02 par value; 40,000,000 shares
      authorized; 29,533,286 and 29,195,278 issued and outstanding
      at June 30, 2000 and December 31, 1999, respectively                       590,665                583,906
    Series A convertible preferred stock, votes as if converted to common stock, $0.02 par value; 10,000,000 shares authorized;
      625,000 and 500,000 issued and outstanding respectively                  6,250,000              5,000,000
    Series A convertible preferred stock, subscribed but unissued                     --                289,703
    Series B mandatorily convertible preferred stock, votes as if converted to common stock on certain issues
      $0.02 par value; 10,000,000 shares authorized
      112,000 shares issued and outstanding                                   11,200,000                     --
    Series C mandatorily convertible preferred stock, votes as if converted to common stock on certain issues
      $0.02 par value; 8,750 shares authorized; 5,184 issued and
      outstanding                                                              4,571,914                     --
    Additional paid-in capital                                                27,815,921             12,275,655
  Accumulated deficit                                                        (33,899,507)           (17,992,167)
  Stock receivable                                                              (150,205)              (150,205)
  Treasury stock, at cost, 400,000 shares held                                  (227,684)              (227,684)
                                                                            ------------           ------------
      Total shareholders' equity                                              16,151,104               (220,792)
                                                                            ------------           ------------
Total liabilities and shareholders' equity                                  $ 21,388,763           $  1,092,096
                                                                            ============           ============


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three months Ended June 30,           Six months ended June 30,
                                               -------------------------------       -------------------------------
                                                   2000               1999               2000               1999
                                               ------------       ------------       ------------       ------------

Net Sales                                      $    713,745       $    820,470       $  1,190,271       $  2,690,754

Operating costs and expenses:
   Cost of sales                                    675,940          1,206,292          1,303,217          3,242,933
   Selling expense                                   14,385              7,290             30,308             25,679
   General and administrative expense               910,787            514,276          1,121,786          1,209,247
                                               ------------       ------------       ------------       ------------

       Total operating costs and expenses         1,601,112          1,727,858          2,455,311          4,477,859
                                               ------------       ------------       ------------       ------------

Income (loss) from operations                      (887,367)          (907,388)        (1,265,040)        (1,787,105)

Other income (expense)
   Gain on sale of subsidiary                            --           (236,840)                --            752,160
   Other                                             48,036            (80,577)            65,053            (93,290)
   Equity in loss of internet businesses             (4,437)                --             (4,437)                --
   Interest expense                                  (4,771)            (1,667)            (4,791)           (35,923)
                                               ------------       ------------       ------------       ------------


       Total other income (expense)                  38,828           (319,084)            55,825            622,947
                                               ------------       ------------       ------------       ------------

Net (loss)                                     $   (848,539)      $ (1,226,472)      $ (1,209,215)      $ (1,164,158)
Deemed dividend (non-cash)                      (14,757,650)                --        (14,757,650)                --
Preferred dividend                                       --            336,484                 --            336,484
                                               ------------       ------------       ------------       ------------
Net (loss) available
   to common shareholders                      $(15,606,189)      $ (1,562,956)      $(15,966,865)      $ (1,500,642)
                                               ============       ============       ============       ============

Net (loss) per share:
   Basic                                       $      (0.54)      $      (0.05)      $      (0.55)      $      (0.05)
                                               ============       ============       ============       ============
   Diluted                                     $      (0.54)      $      (0.05)      $      (0.55)      $      (0.05)
                                               ============       ============       ============       ============

Shares used in per share calculation:
   Basic                                         28,966,342         28,795,278         29,032,529         28,795,278
                                               ============       ============       ============       ============
   Diluted                                       28,966,342         28,795,278         29,032,529         28,795,278
                                               ============       ============       ============       ============


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six months Ended June 30,
                                                         -----------------------------
                                                             2000              1999
                                                         -----------       -----------
Cash flows from operating activities:
    Net earnings (loss)                                  $(1,209,215)      $(1,164,158)

    Adjustments to reconcile net earnings (loss)
     to net cash used in operating activities:
        Depreciation and amortization                        114,425            54,275
        Gain on sale of Subsidiary                                --          (752,160)
        Equity in loss of investees                            4,437                --
    Changes in certain assets and liabilities:
        Accounts receivable                                 (245,819)           29,182
        Inventories                                          (21,796)          292,430
        Prepaid expense                                       25,648            (1,577)
        Other assets                                         (12,811)            1,415
        Accounts payable                                    (214,361)           17,316
        Accrued expenses                                     (99,441)           (5,094)
                                                         -----------       -----------

            Net cash used in operating activities         (1,658,933)       (1,528,371)
                                                         -----------       -----------

Investing activities:
        Equipment purchases                                       --           (63,092)
        Advances, net of deficit in operating
          results to subsidiary prior to sale                     --          (570,318)
        Proceeds from sale of subsidiary                          --           876,000
        Investment in internet businesses                 (2,576,989)               --
        Increase in notes receivable                        (334,730)               --
                                                         -----------       -----------
Net cash provided by (used in) investing activities       (2,911,719)          242,590
                                                         -----------       -----------

Financing activities:
        Proceeds from convertible preferred stock
          subscriptions                                    5,532,211         1,196,677
        Proceeds from exercise of stock options
          and warrants                                       202,939                --
        Proceeds from notes payable                               --            28,628
        Payments of notes payable                            (14,189)          (14,920)
                                                         -----------       -----------
        Net cash provided by financing activities          5,720,961         1,210,385
                                                         -----------       -----------

(Decrease) increase in cash                                1,150,309           (75,396)
Cash, beginning of period                                      9,451           110,140
                                                         -----------       -----------
Cash, end of period                                      $ 1,159,760       $    34,744
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

On April 12, 2000, the Company signed a letter of intent with Web Milestones.com, LLC. ("Webmilestones") an internet services company that will initially provide a site for publishing obituary notices that can be accessed through the Internet's World Wide Web. On July 5, 2000, the Company completed the acquisition of its 40% equity interest in Webmilestones for $400,000, including an amount of $150,000 which is included in the Company's notes receivable as of June 30, 2000. The Company completed its acquisition of Webmilestones on July 5, 2000. . The details of the purchase of Webmilestones have been reported by the Company in its Form 8-K filed on July 5, 2000.

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


6.       CONVERTIBLE PREFERRED STOCK

On April 12, 2000, the closing date of the E2E Acquisition, the Company issued, in two private placement transactions, 125,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") to USV Partners LLC ("USV") at a purchase price of $10 per share and 5,184 shares of its Series C Mandatorily Convertible Preferred Stock ("Series C Preferred") at a purchase price of $1,000 per share. Of the 5,184 shares of Series C Preferred issued, USV purchased 2,120 shares for $2,120,000. Gregory Earls, the Co-Chairman and the Co-Chief Executive Officer of the Company, is the sole member of the management of USV.

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

7.      ACCRUED EXPENSES

Included in the Company's accrued expenses at June 30, 2000, is an amount of approximately $2,000,000, which represents a contingent obligation of the Company related to the Company's acquisition of E2E. The contingent obligation involves the Company's potential indemnification of the obligation of Johnathan Ledecky, a former principal stockholder of E2E, to purchase shares of E2E's common stock under the terms of a Put Agreement, dated May 14, 1999, as amended (the "Put Agreement") between Ledecky and two other former stockholders of E2E. The Company agreed to assume Ledecky's obligation under the Put Agreement in connection with the merger of E2E into the Company. The two holders have not consented to this assignment. The holders of the put have exercised their right to put their shares of Series B Preferred Stock (approximately 53 shares of Series B Preferred Stock each, which shares were received in exchange for their shares of E2E common stock in connection with the merger of E2E into the company) to Ledecky. Each of the two stockholders' shares of Series B Preferred Stock are mandatorily convertible into 26,892 shares of Company common stock upon amendment of the Company's charter to increase the number of shares authorized. Ledecky has disputed their right to exercise the put under the Put agreement.

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

Summary information by segment as of and for the six months and three months ended June 30, 2000 and 1999 follow (in thousands):


                                                 LTI                      LTI
                                    USXX       Lockhart      TMD (1)     Blythe         E2E         Other         Total
                                    ----       --------      -------     ------         ---         -----         -----
Six months ended June 30
2000
Net sales                        $     --       $   863       $  --       $ 273       $     --       $  54          1,190
Operating profit (loss)              (878)         (226)         --           3           (178)         14         (1,265)
Total Assets                       19,957           682          --         416         16,790          56         37,901

1999
Net sales                        $     --       $ 1,335       $ 948       $ 378       $     --       $  30       $  2,691
Operating (loss)                     (847)         (524)        (66)       (257)            --         (93)        (1,787)
Total Assets                        3,445           465          --         435             --         183          4,528

Three months ended June 30
2000
Net sales                        $     --       $   504       $  --       $ 172       $     --       $  38       $    714
Operating profit (loss)              (727)          (26)         --          22           (178)         22           (887)
Total Assets                       19,957           682          --         416         16,790          56         37,901

1999
Net sales                        $     --       $   586       $  --       $ 205       $     --       $  30       $    821
Operating (loss)                     (445)         (284)         --        (121)            --         (57)          (907)
Total Assets                        3,445           465          --         435             --         183          4,528


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

                                                                                                    Per
                                                              (Loss)              Shares           share
                                                            (Numerator)       (Denominator)        amount
                                                            -----------       -------------        ------
Six months ended June 30, 2000:
Net (loss) available to common shareholders                $(15,966,865)        29,032,529        $  (0.55)
Effect of dilutive potential common shares:
    Stock options                                                    --                 --
    Warrants                                                         --                 --
                                                           ------------         ----------
Diluted net (loss)                                         $(15,966,865)        29,032,529        $  (0.55)
                                                           ============         ==========        ========
Six months ended June 30, 1999:
Net (loss) available to common shareholders                $ (1,500,642)        28,795,278        $  (0.05)
Effect of dilutive potential common shares:
    Stock options                                                    --                 --
    Warrants                                                         --                 --
                                                           ------------         ----------
Diluted net (loss) available to common shareholders        $ (1,500,642)        28,795,278        $  (0.05)
                                                           ============         ==========        ========

Three months ended June 30, 2000:
Net (loss) available to common shareholders                $(15,606,189)        28,966,342        $  (0.54)
Effect of dilutive potential common shares:
    Stock options                                                    --                 --
    Warrants                                                         --                 --
                                                           ------------         ----------
Diluted net (loss)                                         $(15,606,189)        28,966,342        $  (0.54)
                                                           ============         ==========        ========
Three months ended June 30, 1999:
Net (loss) available to common shareholders                $ (1,562,956)        28,795,278        $  (0.05)
Effect of dilutive potential common shares:
    Stock options                                                    --                 --
    Warrants                                                         --                 --
                                                           ------------         ----------
Diluted net (loss) available to common shareholders        $ (1,562,956)        28,795,278        $  (0.05)
                                                           ============         ==========        ========

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

         During the three months ended June 30, 2000, the Company had a net loss available to common shareholders of $15,606,189 OR $(0.54) per weighted-average share. During the three months ended June 30, 1999 the company reported a net loss available to common shareholders of $1,562,956 or $(0.05) per weighted-average share. The loss for the three months ended June 30, 2000, includes a non-cash deemed dividend of $14,757,650 resulting from beneficial conversion features associated with the Company's Series A, B and C Convertible Preferred Stock and a loss of $4,437, which represents the Company's share of losses from internet businesses accounted for under the equity method. The loss for the three months ended June 30, 1999, includes a $336,484 dividend on the Company's convertible preferred stock and a reserve of $236,840 against a note taken during the quarter ended March 31, 1999, related to the sale of the Company's interest in TMD.

         During the six months ended June 30, 2000 the Company had net loss available to common shareholders of $15,966,865 or $(0.55) per weighted-average share. During the six months ended June 30, 1999, the Company reported a net loss available to common shareholders of $1,500,642 or $(0.05) per weighted-average share. The loss for the six months ended June 30, 2000, includes a non-cash deemed dividend of $14,757,650 resulting from beneficial conversion features associated with the Company's Series A, B and C Convertible Preferred Stock and a loss of $4,437, which represents the Company's share of losses from internet businesses accounted for under the equity method. The loss for the six months ended June 30, 1999, includes a $336,484 dividend on the Company's convertible preferred stock and a reserve of $236,840 against a note taken during the quarter ended March 31, 1999, related to the sale of the Company's interest in TMD.

Liquidity and Capital Resources

During the six months ended June 30, 2000 and 1999, the Company experienced negative operating cash flows of $1,658,933 and $1,528,371 respectively. Negative operating cash flows in the six months ended June 30, 2000 resulted principally from the $(1,209,215) net loss incurred during that period, an increase in accounts receivable of $245,819 and a decrease in accounts payable of $214,361. Negative operating cash flows in the six months ended June 30, 1999 resulted principally from the $(1,164,158) net loss incurred during that period.

Net cash used in investing activities of $2,911,719 during the six months ended June 30, 2000, was primarily the result of the acquisition of E2E by the Company and cash advances to associated companies. Net cash provided by investing activities of $242,590 during the six months ended June 30, 1999, was primarily the result of cash advances to TMD offset by cash proceeds from the sale of TMD.

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

On July 31, 2000, the Company announced that it entered into an Agreement in Principle to acquire On-Site Sourcing, Inc. ("On-Site"), a publicly held digital imaging, document and facilities management company. The proposed cost of the acquisition is approximately $35 million. The Company expects to enter into a definitive agreement regarding the acquisition of On-Site by September 2000. Once the Company has signed the definitive agreement, it expects to file the appropriate proxy statements and registration statements with the SEC, accordingly, the transaction would be completed by December 30, 2000. The details of the purchase of On-Site have been reported by the Company in its Form 8-K filed on July 28, 2000.

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

                                        U.S. TECHNOLOGIES INC.
                                        (Registrant)



Date: August 7, 2001                    /s/ Gregory Earls
                                        ----------------------------
                                         Gregory Earls
                                         Co-Chief Executive Officer


Date: August 7, 2001                    /s/ James V. Warren
                                        ----------------------------
                                         James V. Warren
                                         Co-Chief Executive Officer