Form 10-Q/A
period 2000-09-30
U S TECHNOLOGIES INC
filed 2001-08-07
CIK 810130

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

                               (1) Yes [ ] No [X]
                               (2) Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock, par value $0.02, as of October 31, 2000 was 29,583,286 shares.

This Amendment No. 1 on Form 10-Q/A amends Item 1 of the Quarterly Report on Form 10-Q of U. S. Technologies, Inc., for the quarter ended September 30, 2000, to disclose a non-cash deemed dividend which was recorded by the Company during the quarter ended June 30, 2000, as a result of a beneficial conversion feature of the Company's Series A, B and C Convertible Preferred Stock. This deemed dividend will also require the amendment of the Company's Form 10-Q'S for the quarters ended March 31, 2000 and June 30, 2000. (See note 6)

In accordance with Rule 12B-15 under the Securities Exchange Act of 1934, this Amendment No. 1 sets forth the complete text to Item 1 of Part I of our Form 10-Q for the quarter ended September 30, 2000, as amended.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:

                             U.S. TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                        September 30,       December 31,
                                                                            2000               1999
                                                                        (Unaudited)         ------------
                                                                        -------------
Current assets:
     Cash and cash equivalents                                           $   285,841        $     9,451
     Trade Accounts receivable, net of reserves of $206,000
        at September 30, 2000 and December 31, 1999                          600,008            195,289
     Inventories                                                             335,236            260,575
     Prepaid expenses                                                            914             39,340
                                                                         -----------        -----------
         Total current assets                                              1,221,999            504,655
                                                                         -----------        -----------
Property and equipment, net of accumulated depreciation
  of $1,434,122 and $1,329,988 at September 30, 2000 and
  December 31, 1999                                                          599,984            571,383
                                                                         -----------        -----------
Other assets:
     Investment in internet businesses                                    12,708,431                 --
     Goodwill internet investments - net                                   3,879,752                 --
     Notes receivable                                                        580,033                 --
     Other assets                                                            786,902             16,058
                                                                         -----------        -----------
         Total other assets                                               17,955,118             16,058
                                                                         -----------        -----------
             Total assets                                                $19,777,101        $ 1,092,096
                                                                         ===========        ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         September 30,        December 31,
                                                                             2000                 1999
                                                                         (Unaudited)          ------------
                                                                         -------------
Current liabilities:
     Current maturities of long-term debt                                $    199,187         $     27,270
     Accounts payable                                                       2,269,064            1,004,237
     Accrued expenses                                                       2,365,154              267,587
                                                                         ------------         ------------
     Total current liabilities                                              4,833,405            1,299,094
Long-term debt less current maturities                                        621,000               13,794
                                                                         ------------         ------------
Total liabilities                                                           5,454,405            1,312,888
                                                                         ------------         ------------
Shareholders' equity:
     Common stock; $.02 par value; 40,000,000 shares
        authorized; 29,983,286 and 29,195,278 issued
        at September 30, 2000 and December 31, 1999, respectively             599,666              583,906
     Series A Convertible Preferred Stock, votes as if
        converted to common stock, $0.02 par value;
        1,000,000 shares authorized; 625,000 and 500,000 issued
        and outstanding at September 30, 2000 and
        December 31, 1999, respectively                                     6,250,000            5,000,000
     Series A Convertible Preferred Stock, subscribed but unissued                 --              289,703
     Series B Mandatorily Convertible Preferred Stock, votes as if converted to common stock on certain issues, $0.02
        par value; 112,000 shares authorized, issued and
        outstanding                                                        11,200,000                   --
     Series C Mandatorily Convertible Preferred Stock, votes as if converted to common stock on certain issues, $0.02
        par value; 8,750 shares authorized; 4,534 issued
        and outstanding, net of issuance costs                              4,337,914                   --
     Convertible Preferred Stock, subscribed but unissued                     913,700                   --
   Additional paid-in capital                                              27,226,733           12,275,655
   Accumulated deficit                                                    (35,827,428)         (17,992,167)
          Stock receivable                                                   (150,205)            (150,205)
          Treasury stock, at cost, 400,000 shares held                       (227,684)            (227,684)
                                                                         ------------         ------------
         Total shareholders' equity                                        14,322,696             (220,792)
                                                                         ------------         ------------
Total liabilities and shareholders' equity                               $ 19,777,101         $  1,092,096
                                                                         ============         ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three months ended                       Nine months ended
                                                     ---------------------------------         ---------------------------------
                                                               September 30,                           September 30,
                                                     ---------------------------------         ---------------------------------
                                                         2000                1999                 2000                  1999
                                                     ------------         ------------         ------------         ------------
Net Sales                                            $    918,870         $    600,232         $  2,109,141         $  3,290,986

Operating costs and expenses:
     Cost of sales                                        896,282              670,910            2,199,499            3,913,843
     Selling expense                                       16,995                4,314               47,303               29,994
     General and administrative expense                 1,729,401              130,560            2,851,187            1,339,806
                                                     ------------         ------------         ------------         ------------

         Total operating costs and expenses             2,642,678              805,784            5,097,989            5,283,643
                                                     ------------         ------------         ------------         ------------

Income (loss) from operations                          (1,723,808)            (205,552)          (2,988,848)          (1,992,657)

Other income (expense)
     Gain on sale of subsidiary                                --                   --                   --              752,160
     Other                                                  8,442                8,669               71,143              (84,621)
     Equity in loss of internet businesses               (149,684)                  --             (154,121)                  --
     Interest expense                                      (3,344)              (2,411)              (5,783)             (38,334)
                                                     ------------         ------------         ------------         ------------

         Total other income (expense)                    (144,586)               6,258              (88,761)             629,205
                                                     ------------         ------------         ------------         ------------

Net (loss)                                           $ (1,868,394)        $   (199,294)        $ (3,077,609)        $ (1,363,452)
Deemed dividend (non-cash)                                      --                   --          (14,757,650)                  --
Preferred dividend                                             --              111,705                   --              448,189
                                                     ------------         ------------         ------------         ------------
Net (loss) available
   to common shareholders                            $ (1,868,394)        $   (310,999)        $(17,835,259)        $ (1,811,641)
                                                     ============         ============         ============         ============

Net (loss) per share:
     Basic                                           $      (0.06)        $      (0.01)        $      (0.61)        $      (0.06)
                                                     ============         ============         ============         ============
     Diluted                                         $      (0.06)        $      (0.01)        $      (0.61)        $      (0.06)
                                                     ============         ============         ============         ============


Shares used in per share calculation:
     Basic                                             29,569,308           28,795,278           29,331,374           28,795,278
                                                     ============         ============         ============         ============
     Diluted                                           29,569,308           28,795,278           29,331,374           28,795,278
                                                     ============         ============         ============         ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine months Ended September 30,
                                                                         -------------------------------
                                                                             2000                1999
                                                                         ------------       ------------
Cash flows from operating activities:
     Net earnings (loss)                                                 $ (3,077,609)      $ (1,363,452)

     Adjustments to reconcile net earnings (loss)
      to net cash used in operating
       activities:
         Depreciation and amortization                                        628,506             91,405
         Gain on sale of Subsidiary                                                --           (752,160)
         Equity in loss of investees                                          154,121                 --
         Interest accrued on preferred stock                                       --            154,641
     Changes in certain assets and liabilities:
         Accounts receivable                                                 (404,719)           193,000
         Inventories                                                          (74,661)           269,164
         Prepaid expense                                                       38,426              8,187
         Other assets                                                           6,058             39,075
         Accounts payable                                                    (169,987)           136,949
         Accrued expenses                                                     (97,380)          (292,496)
                                                                         ------------       ------------

              Net cash used in operating activities                        (2,997,245)        (1,515,687)
                                                                         ------------       ------------

Investing activities:
         Equipment purchases                                                  (72,717)          (219,535)
         Advances, net of deficit in operating
            results to subsidiary prior to sale                                    --           (570,318)
         Proceeds from sale of subsidiary                                          --            876,000
         Investment in internet businesses                                 (3,163,937)                --
         Increase in notes receivable                                         (68,932)                --
                                                                         ------------       ------------
Net cash provided by (used in) investing activities                        (3,305,586)            86,147
                                                                         ------------       ------------

Financing activities:
         Proceeds from convertible preferred stock
           subscriptions                                                    6,211,911          1,351,318
         Proceeds from exercise of stock options
           and warrants                                                       209,188                 --
         Proceeds from notes payable                                          175,000             28,628
         Payments of notes payable                                            (16,877)           (27,868)
                                                                         ------------       ------------
         Net cash provided by financing activities                          6,579,222          1,352,078
                                                                         ------------       ------------

(Decrease) increase in cash                                                   276,391            (77,462)
Cash, beginning of period                                                       9,451            110,140
                                                                         ------------       ------------
Cash, end of period                                                      $    285,842       $     32,678
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

E2E AND RELATED ACQUISITIONS

On April 12, 2000, the Company acquired E2Enet, Inc. ("E2E"), a privately held Internet incubator company. E2E has made early stage investments in several development stage business-to-business (B2B) and business-to-consumer (B2C) e-commerce businesses ("associated companies"). The details of the purchase of E2E have been reported by the Company in its Form 8-K filed on April 27, 2000. Proforma information for the E2E acquisition is to be presented in a Form 8-K/A filing, which is currently in process.

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

On April 12, 2000, the Company closed an agreement with Promisemark Corporation ("Promisemark"), formerly known as Vipro Corporation, to invest through E2E an additional $1,000,000 in Promisemark, another E2E associated company, for additional equity in the form of shares of Promisemark Series B Convertible Preferred Stock.

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

On October 16, 2000, the Company completed the acquisition of a 30.4% equity interest in Portris, Inc. ("Portris"). Portris is a software company that is developing an information management system that facilitates performance of interactive team oriented projects over the internet. Under the terms of the agreement the Company received a 30.4% equity interest in Portris for an aggregate of $380,000 by converting $250,000 of debt, which is included in the Company's notes receivable as of September 30, 2000 and providing additional cash to Portris.

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

4.       INVENTORIES

At September 30, 2000, and December 31, 1999, inventories consisted of the following:

                                            2000                1999
                                          --------            --------
              Raw materials               $258,441            $217,348
              Work in progress              11,793              42,180
              Finished Goods                65,002               1,047
                                          --------            --------
                                          $335,236            $260,575
                                          ========            ========

5.       NOTES RECEIVABLE

During the nine months ended September 30, 2000, the Company advanced cash, to be used for working capital, primarily to WebMilestones and Portris. As of September 30, 2000, the Company had advanced $300,000 and $250,000 to WebMilestones and Portris, respectively.

6.       CONVERTIBLE PREFERRED STOCK

On April 12, 2000, the closing date of the E2E Acquisition, the Company issued 125,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") in a private placement transaction to USV Partners LLC ("USV") at a purchase price of $10 per share. On the same day the Company had received subscriptions for 5,184 shares of its Series C Mandatorily Convertible Preferred Stock ("Series C Preferred") at a purchase price of $1,000 per share. Ultimately, subscriptions for 4,534 of these shares of Series C Preferred were fully funded. Of the 4,534 shares of Series C Preferred issued, USV purchased 2,120 shares for $2,120,000. Gregory Earls, the Co-Chairman and the Co-Chief Executive Officer of the Company, is the sole manager of USV.

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

The Company is presently engaged in ongoing capital raising transactions to fund the cash portion of the On-Site Sourcing, Inc. merger and other related capital commitments in addition to funding the Company's ongoing capital needs. This activity may result in the marketing of one, or more, series of convertible preferred securities. Presently, the Company's Series B Preferred and Series C Preferred are mandatorily convertible upon authorization of enough Company common stock to effect their conversion. The Company plans to amend its charter to increase the number of authorized shares of Company common stock and eliminate the current limitation on the liquidation preference conferred upon holders of the Company's preferred securities. The new convertible preferred securities would be marketed as not being mandatorily convertible, once the charter is amended, subject to a limitation on their liquidation preference. As of September 30, 2000 the Company has received approximately $914,000 cash as subscriptions for preferred stock which may be attributed to a new series of preferred stock. Included in the approximate $914,000 amount received as of September 30, 2000 are amounts of $151,200 received from Beth E. Dozoretz, a Director of the Company and $100,000 received from Northwood Ventures, whose President Peter G. Schiff and Managing Director Henry T. Wilson are both Directors of the Company. Such shares have not been issued.

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

Summary information by segment as of and for the nine months and three months ended September 30, 2000 and 1999 follow (in thousands):

                                             LTI          (1)          LTI                                     (2)
                              USXX         Lockhart       TMD        Blythe         E2E          Other        Total
                             ------        --------      -----       ------       -------       -------      --------
Nine months ended
September 30 2000
Net sales                    $     --       $ 1,627       $  --       $ 398       $     --       $  84       $  2,109
Operating (loss)               (1,810)         (211)         --          (2)          (946)        (20)        (2,989)
Total Assets                   19,663         1,008          --         370         15,772         163         36,976

1999
Net sales                   $     --       $ 1,529       $ 948       $ 777       $     --       $  37       $  3,291
Operating (loss)                (889)         (723)        (66)       (201)            --        (114)        (1,993)
Total Assets                   2,958           620          --         489             --         170          4,237

Three months ended
September 30 2000
Net sales                   $     --       $   764       $  --       $ 125       $     --       $  30       $    919
Operating profit (loss)         (932)           15          --          (5)          (768)        (34)        (1,724)
Total Assets                  19,663         1,008          --         370         15,772         163         36,976

1999
Net sales                   $     --       $   194       $  --       $ 399       $     --       $   7       $    600
Operating profit (loss)          (42)         (199)         --          56             --         (21)          (206)
Total Assets                   2,958           620          --         489             --         170          4,237

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

                                                                                                     Per
                                                               (Loss)              Shares           share
                                                            (Numerator)         (Denominator)       amount
                                                           -------------        -------------       ------
Nine months ended September 30, 2000:
Net (loss) available to common shareholders                $ (17,835,259)         29,331,374        $(0.61)
Effect of dilutive potential common shares:
     Stock options                                                    --                  --
     Warrants                                                         --                  --
                                                           -------------         -----------
Diluted net (loss) available to common shareholders        $ (17,835,259)         29,331,374        $(0.61)
                                                           =============         ===========        ======
Nine months ended September 30, 1999:
Net (loss) available to common shareholders                $  (1,811,641)         28,795,278        $(0.06)
Effect of dilutive potential common shares:
     Stock options                                                    --                  --
     Warrants                                                         --                  --
                                                           -------------         -----------
Diluted net (loss) available to common shareholders        $  (1,811,641)         28,795,278        $(0.06)
                                                           =============         ===========        ======

Three months ended September 30, 2000:

Net (loss)                                                 $ (1,868,394)         29,569,308        $(0.06)
Effect of dilutive potential common shares:
     Stock options                                                   --                  --
     Warrants                                                        --                  --
                                                           ------------         -----------
Diluted net (loss)                                         $ (1,868,394)         29,569,308        $(0.06)
                                                           ============         ===========        ======
Three months ended September 30, 1999:
Net (loss) available to common shareholders                $   (310,999)         28,795,278        $(0.01)
Effect of dilutive potential common shares:
     Stock options                                                   --                  --
     Warrants                                                        --                  --
                                                           ------------         -----------
Diluted net (loss) available to common shareholders        $   (310,999)         28,795,278        $(0.01)
                                                           ============         ===========        ======

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

General and administrative expenses during the three months ended September 30, 2000 were $1,729,401, which represented 188% of net sales. During the three months ended September 30, 1999, general and administrative expenses were $130,560, which represented 22% of net sales. The increase in general and administrative expenses is primarily the result of increasing corporate staff at the Company's Washington, DC headquarters to support the Company's investments in its associated companies. General and administrative expenses during the three months ended September 30, 2000 includes approximately $750,000 related to the consolidation of the operations of E2E and Buyline for the three months ended September 30, 2000.

General and administrative expenses during the nine months ended September 30, 2000 were $2,851,187, which represented 135% of net sales. During the nine months ended September 30, 1999, general and administrative expenses were $1,339,806, which represented 41% of net sales. The increase in general and administrative expenses is primarily the result of increasing corporate staff at the Company's Washington, DC headquarters, to support the Company's investments in its associated companies. General and administrative expenses during the nine months ended September 30, 2000 includes approximately $950,000 related to the consolidation of the operations of E2E and Buyline for the three months ended September 30, 2000.

During the three months ended September 30, 2000, the Company had a net loss available to common shareholders of $1,868,394 or $(0.06) per weighted-average share. During the three months ended September 30, 1999, the Company reported a net loss available to common shareholders of $310,999 or $(0.01) per weighted-average share. The loss for the three months ended September 30, 2000, includes $750,000 related to the consolidation of the operations of E2E and Buyline and $149,684, which represents the Company's share of losses from internet businesses accounted for under the equity method. The loss for the three months ended September 30, 1999, includes a $111,705 dividend on the Company's convertible preferred stock.

During the nine months ended September 30, 2000, the Company had a net loss available to common shareholders of $17,835,256 or $(0.61) per weighted-average share. During the nine months ended September 30, 1999, the Company reported a net loss available to common shareholders of $1,811,641 or $(0.06) per weighted-average share. The loss for the nine months ended September 30, 2000 includes a non-cash deemed dividend of $14,757,650 resulting from beneficial conversion features associated with the Company's Series A, B and C Convertible Preferred Stock, $950,000 related to the consolidation of the operations of E2E and Buyline and $154,121, which represents the Company's share of losses from internet businesses accounted for under the equity method. The loss for the nine months ended September 30, 1999, includes a $448,189 dividend on the Company's convertible preferred stock and a reserve of $236,840 against a note taken during the quarter ended March 31, 1999, related to the sale of the Company's interest in TMD.

Liquidity and Capital Resources

During the nine months ended September 30, 2000 and 1999, the Company experienced negative operating cash flows of $2,997,245 and $1,515,687 respectively. Negative operating cash flow in the nine months ended September 30, 2000 resulted principally from the $(3,077,609) net loss incurred during that period, an increase in accounts receivable of $404,719 and a decrease in accounts payable of $169,987, offset by depreciation and amortization of $628,506. The depreciation and amortization of $628,506 is primarily the result of the amortization of goodwill and legal expenses associated with the Company's acquisition activities. Negative operating cash flows in the nine months ended September 30, 1999 resulted principally from the $(1,208,811) net loss incurred during that period and a decrease in accrued expenses.

Net cash used in investing activities of $3,305,586 during the nine months ended September 30, 2000 was primarily the result of the acquisition of E2E by the Company and cash advances to associated companies. Net cash provided by investing activities of $86,147 during the nine months ended September 30, 1999 was primarily the result of cash advances to TMD and equipment purchases, offset by cash proceeds from the sale of TMD.

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

As described in "Note 6." the Company is presently engaged in on-going capital raising transactions to fund; acquisitions, related capital commitments and on-going capital needs.

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

                                 U.S. TECHNOLOGIES INC.
                                 (Registrant)



Date: August 7, 2001             /s/ Gregory Earls
                                 ---------------------------------
                                   Gregory Earls
                                   Co-Chief Executive Officer


Date: August 7, 2001             /s/ James V. Warren
                                 ---------------------------------
                                   James V. Warren
                                   Co-Chief Executive Officer