Form 10-K405
period 2000-12-31
U S TECHNOLOGIES INC
filed 2001-08-07
CIK 810130

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

                         COMMISSION FILE NUMBER 0-15960

                             U.S. TECHNOLOGIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

             STATE OF DELAWARE
      (STATE OF OTHER JURISDICTION OF                73-1284747
      INCORPORATION OR ORGANIZATION)    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                       1130 CONNECTICUT AVENUE, SUITE 700
                              WASHINGTON, DC 20006
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES.)

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

                                 YES [ ] NO [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 YES [X] NO [ ]

   The aggregate market value of voting common stock held by non-affiliates of the Registrant at June 29, 2001 was approximately $5,052,164

     The number of shares outstanding of the Registrant's Common Stock, par value $0.02 per share, at June 29, 2001 was 29,610,786 shares.

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----

PART I...............................................................................      1

ITEM 1.  BUSINESS ...................................................................      1

         Overview ...................................................................      1
         Overview of Associated Companies............................................      1
         Yazam Acquisition...........................................................      4
         Series F Stock Waiver and Replacement Agreement.............................      5
         Ownership Position in Our Associated Companies..............................      5
         PIE Business of USXX........................................................      7
         Employees...................................................................     16
         Acquisitions................................................................     17

ITEM 2.  PROPERTIES..................................................................     17

ITEM 3.  LEGAL PROCEEDINGS...........................................................     17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................     18

PART II..............................................................................     19

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS.............................................     19

         Market Information..........................................................     19
         Holders of Common Stock.....................................................     19
         Dividends...................................................................     19
         Recent Sales of Unregistered Securities.....................................     20

ITEM 6.  SELECTED FINANCIAL DATA.....................................................     22

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................     23

         Results of Operations.......................................................     23
         Liquidity and Capital Resources.............................................     29
         Effect of Inflation.........................................................     33
         New Accounting Pronouncements...............................................     33
         Safe Harbor Statement Under the Private
           Securities Litigation Reform Act of 1995..................................     34

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
               ABOUT MARKET RISK.....................................................     35

                                                                                         Page
                                                                                         ----

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................     35

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................     36

PART III.............................................................................     36

ITEM 10.  DIRECTORS AND EXECUTIVES OFFICERS..........................................     36

         Executive Officers Who Are Not Directors....................................     36
         Board of Directors:
                  Board Size and Composition.........................................     36
                  Directors..........................................................     37
                  Board Committees and Meetings......................................     39
                  Board Compensation.................................................     40
                  Section 16(a) Beneficial Ownership Reporting Compliance............     41

ITEM 11.  EXECUTIVE COMPENSATION.....................................................     41

         Executive Compensation......................................................     41
         Summary Compensation Table..................................................     41
         Stock Option Plans..........................................................     43
         Employment Agreements, Termination of Employment, and Change-In-Control.....     43
         Compensation Committee Interlocks and Insider Participation.................     43

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT..................................................     44

         Security Ownership..........................................................     44

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................     50

PART IV..............................................................................     52

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
              AND REPORTS ON FORM 8-K................................................     52

SIGNATURES
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...................................    F-1
CONSOLIDATED FINANCIAL STATEMENTS....................................................    F-2
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS......................................   F-40
INDEX OF EXHIBITS

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         U.S. Technologies Inc. ("U.S. Technologies," "USXX" or the "Company") develops and operates a network of technology and related companies. The Company builds and develops associated companies by providing them with operational assistance, capital support, industry expertise, other venture business services and access to a strategic network of business relationships. The Company's associated companies include technology and emerging growth companies that management believes have high growth potential. It is our strategy to actively manage, develop, operate and promote collaboration among our network of associated companies.

         In April 2000, the Company completed its acquisition of E2Enet, Inc ("E2Enet"). E2Enet was a privately held company that had interests in several development stage businesses. The acquisition of E2Enet provided the Company with a platform to participate in the growing technology industry. The completion of the E2Enet acquisition enhanced our opportunities for creative development of promising early stage businesses.

         Historically, the Company has been engaged through its wholly owned subsidiary, Labor-to-Industry Inc. ("LTI"), in the operation of industrial facilities located within both private and state prisons, which are staffed principally with inmate labor. LTI's prison-based operations are conducted under the guidelines of the 1979 Prison Industry Enhancement ("PIE") program.

         Current economic and business conditions have created a difficult environment in which to raise capital. The Company's ability to execute its business plan is, and its ability to continue as a going concern may be, dependant on its ability to raise capital in the next twelve months. See, "MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources," "SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT," "REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS" and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 2.

         U.S. Technologies was incorporated on September 9, 1986. Our principal executive offices are located at 1130 Connecticut Avenue, NW, Suite 700, Washington, DC 20036, and our phone number is (202) 466-3100.

OVERVIEW OF ASSOCIATED COMPANIES

         We classify the technology companies in which we have interests as associated companies. Our PIE businesses are described separately below. We have acquired primarily interests in development stage technology companies. Through December 31, 2000, we had acquired interests in or established the eight technology companies listed below.

         29th Street Partners, Inc. ("29th Street Partners") operates an e-commerce site for upscale cosmetics and accessories. 29th Street Partners intends to follow a "clicks and bricks" investment strategy by also acquiring high-end cosmetic specialty retailers and currently operates two retail stores in Washington, D.C. and one retail store in Philadelphia, Pennsylvania. On February 10, 2001, the assets of Bluemercury, Inc. ("Bluemercury"), an associated Company in which we had approximately a 29% interest, were contributed to 29th Street Partners, resulting in USXX having a 9.12% interest in 29th Street Partners.

         Buyline.net, Incorporated ("Buyline") developed B2B e-commerce applications. Buyline was creating a proprietary Internet software program designed to be a universal platform for entry-level B2B e-commerce, linking buyers and sellers. Buyline's software application for RFP/RFQ (Request for Proposal/Request for Quotation) technology was projected to be used in a full range of on-line advertising on Internet-based directories and in commercial web sites.

         Subsequent to the E2Enet Acquisition, the Company reorganized Buyline, and the Company also made an additional investment in Buyline, resulting in Buyline becoming a consolidated subsidiary of the Company. U.S. Technologies increased its holdings of Buyline to the present level by:

         -        helping Buyline retire outstanding debts to Accenture L.L.P.
                  ("Accenture"), formerly known as Andersen Consulting through an issuance of Company preferred stock to Accenture; and

         - purchasing an additional equity interest in Buyline for nominal consideration.

         During the fourth quarter of 2000, the net book value of the assets of Buyline was reduced to zero by an asset impairment charge, due to the loss of its primary client and the inability to retain the management personnel necessary to execute Buyline's business strategy. This resulted in a charge of approximately $1,817,000 to earnings. At that time, the Company had approximately a 64% equity interest in Buyline.

         On December 27, 2000, the Company purchased 3,450,000 shares of Buyline common stock for $345 from Northwood Ventures L.L.C. and Northwood Capital Partners L.L.C., entities controlled by Peter G. Schiff and Henry T. Wilson, members of the Company's Board of Directors

         Effective as of June 30, 2001, the Company sold all of its shares of Buyline.net, Incorporated to an entity wholly owned by Gregory Earls. As consideration for such shares, the purchaser delivered to the Company a promissory note in the principal amount of $100,000. The promissory note, plus accrued interest, will become due and payable only upon the earlier of, and only to the extent of: (i) any dividend distributions by Buyline or (ii) the sale by such purchaser of its shares of Buyline. The Company has the right to repurchase for $250,000 such Buyline shares at any time prior to June 30, 2004. Such transaction was approved by at least a majority of the disinterested directors of the Company.

         Gomembers.com ("Gomembers") provides software that helps associations, labor unions and professional societies manage a variety of tasks, including payroll and Internet integration. Initially, E2Enet had invested in MEI Software Systems, Inc. ("MEI"), which provided customized software systems to manage the databases of trade associations, professional associations, fund-raising organizations, and chambers-of-commerce. MEI was acquired by Gomembers on November 7, 2000, thereby converting the Company's approximately 5% interest in MEI to a 0.47% interest in Gomembers.

         OneMade, Inc. ("OneMade") provides an e-commerce community to serve wholesalers, retailers, consumers, and artists active in the arts, hobby and crafts industries.

         PromiseMark, Inc. ("PromiseMark"), formerly known as Vipro Corporation, is an Internet surety Company providing, among other services, repair guarantees against computer viruses. PromiseMark has e-commerce relationships with a leading Internet utility company, a credit card association, one of the largest warranty claims administrators in the world, and over 170 Internet service providers.

         On June 26, 2001 the Company paid $500,000 to purchase shares of PromiseMark's Series C preferred Stock and warrants to purchase shares of PromiseMark's Series C-1 Preferred Stock as part of a financing by which PromiseMark raised an additional $1.5 million to fund continuing operations. As a result of this financing the Company had an approximately 16% equity interest in PromiseMark.

         Urban Box Office, Inc. ("UBO") intended to develop networked multi-media web sites providing e-commerce services to Internet users interested in urban culture, information, entertainment, and products. On November 3, 2000, the date that UBO announced that it would be filing for bankruptcy, the Company had approximately a 8% equity interest in UBO on a fully diluted basis. During the fourth quarter, the investment in UBO was written off, resulting in approximately a $3,014,400 charge to earnings for asset impairment.

         Portris, Inc. (Portris), a software company formed in 2000, is developing technology that is intended to manage efficiently business group information over an Internet network. The Portris system would enable teams simultaneously to exchange information and collaborate on documents over networks.

         On October 16, 2000, the Company completed the acquisition of a 30.4% equity interest in Portris, Inc. Under the terms of the agreement, the Company received its interest in Portris for an aggregate of $380,000, which includes the cancellation of $250,000 of debt, which was included in the Company's notes receivable as of September 30, 2000, and providing an additional $130,000 in cash to Portris.

         On May 15, 2001 the Company purchased shares of Portris' Series A-1 Convertible Preferred Stock in return for cancellation of $370,000 in promissory notes and accrued interest, services rendered to Portris valued at $150,000 and $185, 000 in cash. Pursuant to this transaction the Company increased its equity interest in Portris to approximately 42%.

         Final Arrangements LLC ("Final Arrangements") is an Internet start-up that offers the ability to make funeral arrangements online. Initially, E2Enet had invested in WebMilestones.com ("WebMilestones"). WebMilestones was acquired by Final Arrangements on December 27, 2000, thereby converting the Company's 37.35% interest in WebMilestones to a 0.13% interest in Final Arrangements.

YAZAM ACQUISITION

         On March 27, 2001, the Company consummated its acquisition by merger of Yazam.com, Inc ("Yazam"). Yazam had been engaged in seed-stage funding and business development services to emerging internet and technology related start-ups. At its peak, Yazam had investments in 26 portfolio companies in several different countries and approximately 129 employees. Principally due to reverses in the stock market, Yazam had effectively ceased capital raising and investment operations in the fourth quarter of 2000 pending its liquidation or sale.

         The purchase price for Yazam was $22,000,000 in cash plus 27,374 shares of the Company's Series F Convertible Preferred Stock and warrants to purchase an aggregate of 8,000,000 shares of the Company's Common Stock at $0.34 per share. Pursuant to the transaction, the Company principally obtained approximately $28.9 million of cash held by Yazam at closing, investments in various associated companies and a $1 million asset representing a business held and under contract for sale that has since closed. The net result is that, in addition to purchasing Yazam's interest in all of its associated companies and operating subsidiaries, the Company acquired approximately $6.9 million in cash and issued redeemable convertible preferred stock.

         Of the investments in 26 associated companies acquired from Yazam at the closing of the merger, Yazam prior to, the Merger wrote down its investment in 19 of such companies, in accordance with an assessment of the respective companies' cash position and potential to execute its business plan. The associated companies of Yazam are now being developed by existing U. S. Technologies personnel including seven Yazam professionals that remained with the Company after the Yazam Acquisition. Gregory FCA, the principal operating subsidiary acquired in the transaction, is a public relations and investor relations firm which will complement the Company's existing capabilities in providing business development services to associated companies.

         The Series F Stock issued in the transaction may be convertible into 27,374,000 shares of Common Stock of the Company. The issuance of shares of the Company's Common Stock upon the exercise of the 8,000,000 warrants (as described above) and the conversion of the Series F Convertible Preferred Stock into Common Stock will require the prior amendment of the Company's charter to increase the authorized common shares of the Company, as previously disclosed by the Company. In the event that the Company's charter is not amended prior to September 1, 2001, holders of the Company's Series F Convertible Preferred Stock will have the right to put their shares to the Company in accordance with the terms of the definitive merger agreement. The Yazam stockholders who received shares of Series F Stock may require the Company after such date to repurchase their shares of Series F Stock for a price per share equal to the average price of Company Common Stock as reported on the OTC BB (or other applicable nationally recognized market quotation system) for the 20 trading days prior to the date of the request multiplied by 1,000, but not less than $250 per share of Series F Stock (or $0.25 per common share), or a minimum of $6,843,500 in the aggregate.

SERIES F STOCK WAIVER AND REPLACEMENT AGREEMENT

         In mid-July, 2001, the Company began negotiations with certain significant holders of the Series F Stock to obtain waivers of their put. On July 19 and 20, 2001 the Company entered into Waiver and Replacement Agreements with respect to the Series F Stock held by the two largest holders of that class. The Waiver and Replacement Agreements provide for a waiver of their put as well as their right to redeem their shares after March 27, 2003 that is set forth in the Series F Certificate of Designations. In return, the holders of those shares of Series F Stock received the right to require the Company to purchase their shares at a purchase price of $300.00 per share of Series F Stock (or $0.30 per share of Common Stock) during a ninety-day period beginning September 30, 2002.

         On July 19, 2001, the Carlyle Group entered into a Waiver and Replacement Agreement with the Company. On July 20, 2001, various affiliates of the Texas Pacific Group ("TPG") entered into an agreement to sell their shares of Series F Stock to USV Partners at $150.00 per share of Series F Stock (or $0.15 per share of common stock) by August 3, 2001 and USV entered into a Waiver and Replacement Agreement with respect to those shares. USV and its assignees expect to close the transaction the week of August 6, 2001.

OWNERSHIP POSITION IN OUR ASSOCIATED COMPANIES

         From April 12, 2000 through December 31, 2000, we acquired interests in or established eight technology companies. The six technology companies listed below were owned by the Company and were still operating as of December 31, 2000. We classify companies in which we, directly or indirectly through wholly owned subsidiaries, have interests as associated companies. We have indicated below our percentage of equity ownership in each associated company. Our equity ownership/voting power percentages have been calculated based on the issued and outstanding common stock of each associated company, assuming the issuance of common stock upon the exercise of outstanding options and warrants and the conversion into common stock of outstanding convertible securities. Except where we indicate otherwise, our equity ownership and voting power percentages are the same.

         For those companies in which our equity ownership or voting power percentage is greater than 50%, we generally direct or control all of their operating activities and account for them as a consolidated subsidiary. For those companies in which our equity ownership or voting power percentage is at least 20%, but not more than 50%, we generally have significant involvement in and influence over their operating activities, with board representation and rights to participate in material decisions and accordingly account for them on the equity basis. For those companies in which our equity ownership and voting power percentage is less than 20%, we may not be actively involved in their management or day-to-day operations, but may have Board representation and may offer or provide them advisory services and accordingly account for them on the cost basis. We also seek to encourage and facilitate cooperation and mutual assistance among our associated companies.

         We have identified below by marking with an asterisk (*) each associated company that is a development stage company. A development stage company has not yet begun planned principal operations, or has begun planned principal operations but has not yet generated significant revenue from those operations. Whether a company is in the development stage is determined on a case-by-case basis by that company's management. There is no specific revenue threshold that is applicable in all cases. A development stage company typically will be devoting most of its efforts to activities such as financial planning, raising capital, research and development, acquiring operating assets, and recruiting and training personnel. Currently, five of our associated companies are in the development stage. Our percentage ownership in any of the associated companies is subject to change as we make new investments and our associated companies accept new investments from us or other investors.

----------------------------------------------------------------------------------------------------------------------
    ASSOCIATED COMPANY             MARKET         DATE FORMED  ASSOCIATED SINCE     EQUITY     BOARD REPRESENTATION
                                                                                  OWNERSHIP
----------------------------------------------------------------------------------------------------------------------
29th Street Partners        Provides e-commerce    February        May 1999         9.12%         The Company may
(Formerly, Bluemercury,       site for upscale       1999      E2Enet converted                unilaterally designate
Inc.)(1)*                     female cosmetic                  its interest in                      one member.
                                products and                   Bluemercury to
www.bluemercury.com             accessories.                    29th Street                      Total Directors - 3
                                                               Partners in 2001
----------------------------------------------------------------------------------------------------------------------
Gomembers.com (Formerly     Provides customized      1992      November 2000        0.47%              None
MEI Software)(2)            management software                E2Enet made its
                             systems to manage                     initial
                            trade associations,                investment in a
                                professional                    predecessor,
www.members.com               associations and                     MEI, in
                               trade unions.                   September 1999.
----------------------------------------------------------------------------------------------------------------------
Onemade.com, Inc.(1)*       Provides e-commerce   April 1999      May 1999         12.25%        The Company may
                            site that will serve                                              unilaterally designate
                            participants in the                                                   one member and
                             arts, crafts, and                                                   jointly, with the
                             hobby industries.                                                        majority
                                                                                                   stockholders,
                                                                                                   designate one
www.onemade.com                                                                                 additional member.
                                                                                                Total Directors - 5
----------------------------------------------------------------------------------------------------------------------
Portris, Inc.(3)*           Develops technology    February     October 2000        42.2%          The Company may
                             to facilitate the       2000                                      unilaterally designate
                           simultaneous exchange                                                    two members.
                             of information and
                              collaboration on                                                   Total Directors - 9
                             documents over the
www.portris.com                  Internet.
----------------------------------------------------------------------------------------------------------------------
PromiseMark, Inc.(4)*         Internet surety       August     October 1999        16.00%         The Company may
                               Company which         1999                                      unilaterally designate
                              provides repair                                                  one member and jointly
                             guarantees against                                                   designate three
                             viruses that harm                                                  additional members.
www.promisemark.com              computers.                                                     Total Directors - 7
----------------------------------------------------------------------------------------------------------------------
Final Arrangements, LLC      Provides Internet    April 2000      July 2000         0.13%              None
(Formerly WebMilestones)    publishing services.                (The Company
(1)*                                                            converted its
                                                                 interest in
                                                                WebMilestones
                                                                  to Final
                                                               Arrangements in
www.arrangonline.com                                           December 2001)
----------------------------------------------------------------------------------------------------------------------
(1) Information current as of March 31, 2001.
(2) Information current as of November 7, 2000.
(3) Information current as of May 15, 2001.
(4) Information current as of June 26, 2001.
----------------------------------------------------------------------------------------------------------------------

         Of the six associated companies shown above, four have generated revenues as of December 31, 2000.

         Competition. We face intense competition to develop and acquire interests in technology companies from traditional venture capital firms, companies with business strategies similar to our own, corporate strategic investors, other better financed Internet incubators and other capital providers. Competitors with business strategies similar to our own include publicly held CMGI,

Internet Capital Group and Safeguard Scientifics, as well as private companies, including Idealab. In addition, we may face competition from an emerging group of online service providers that facilitate relationships between entrepreneurs and venture capitalists, such as vcapital.com and Garage.com. We also will be competing with corporate strategic investors that include Fortune 500 companies that are developing Internet strategies and Internet capabilities as well as investing in technology companies. Further, certain professional service firms, directly or through affiliated private investment funds, provide capital and services to technology companies that are clients. Many of our competitors have more experience identifying and acquiring interests in technology companies, and have greater financial and management resources, brand name recognition and industry contacts than we do.

         This intense competition could limit our opportunities to acquire interests in associated companies or force us to pay higher prices to acquire these interests. Further, the impact of this competition on the valuation of technology companies could result in lower returns. In addition, some of our competitors, including venture capital firms, private companies with business strategies similar to ours and corporate strategic investors, may have a competitive advantage over us because they have more flexibility than we do in structuring acquisitions in companies because they do not need to acquire majority or controlling interests in companies to avoid regulation under the Investment Company Act, as discussed below.

         Since we are principally acquiring interests in and developing technology companies we are also competing against large and well-financed technology companies, consulting firms and others for executives with appropriate management expertise in discrete technology fields. Due to the rapid growth and expansion of new technology, competition for experienced management is fierce. Management believes that it has been able to attract well-qualified personnel to help develop its associated companies and believes it can continue to do so but can provide no assurances in this regard.

PIE BUSINESS OF USXX

         U.S. Technologies operates, through its wholly owned subsidiary, LTI, industrial facilities located within both private and state prisons. LTI staffs these facilities principally with inmate labor under the guidelines of the PIE program. In 1979, Congress established the PIE program to encourage state and local governments to create jobs for prisoners that approximate private sector work, pay the local prevailing wages for similar work, and enable inmates to acquire marketable skills to increase their chances for rehabilitation and employment upon release.

         In this outsourcing capacity, U.S. Technologies solicits manufacturing, assembly, repair, kitting, and fulfillment services and other businesses. Through LTI, U.S. Technologies selects inmates in a competitive process and trains them in the job skills needed for the contracted work as well as the general job skills required to secure and hold long-term employment. Up to 80% of the inmates' wages are withheld in order to pay fines, restitution to victims, alimony, child support and taxes, and to reimburse the government for the costs of their incarceration. According to the Federal Bureau of Justice and Assistance, the PIE program has been successful in reducing the recidivism rate.

         Under a 1997 agreement with Wackenhut Corrections Corporation, WCC allows U.S. Technologies to operate as its industry PIE partner in any WCC-managed correctional facility. WCC also has agreed to purchase products manufactured by the Company to the extent feasible. WCC runs 47 correctional facilities in the United States, Australia, England and Canada. In 1998, U.S. Technologies reached an agreement with the States of California and Florida to expand its operations into correctional facilities managed by those states.

         LTI operates an electronics plant at WCC's Lockhart, Texas corrections facility which presently manufactures and repairs circuit boards for Dell, Motorola, HDC and Texas Digital, among others. The Texas facility also performs various mechanical assembly operations on customer products which were formerly assembled in Mexico. LTI has a furniture manufacturing plant in a state correctional facility located in Blythe, California which presently manufactures office panel blanks for Unisource, Inc. LTI had completed construction of a motorcycle parts manufacturing operation in a WCC facility in South Bay, Florida. Because of financial problems of the motorcycle manufacturer, the Company ceased managing at this facility on September 30, 2000. On October 27, 2000, the motorcycle manufacturer entered bankruptcy. Previously, the Company operated a customer call center in a Draper, Utah correctional facility through its wholly owned subsidiary Service-To-Industry ("STI"). The center was closed during the first quarter of 1999 and has not reopened. STI still exists but no longer has any operations.

         Electronics Manufacturing. As a member of the Electronics Manufacturing Provider industry, U.S. Technologies, through LTI, provides contract manufacturing ("CM") services including cable and wire harness assembly, finished assembly rework and repair, and printed circuit board assembly. Given the emergence of new technologies and the proliferation of electronics into virtually all segments of the world economy, management believes that the CM segment represents a growth opportunity for the outsourcing operations.

         Original Equipment Manufacturers ("OEM") such as Cisco, Hewlett-Packard, IBM, Lucent, Texas Instruments and many others are increasingly relying on CMs for assembly and other value-added services. Many OEMs have begun to view outsourcing as a strategic tool which allows them to focus their efforts on resources and core competencies resulting in improved flexibility and responsiveness in all segments of their business. The benefits of outsourcing by the OEMs include:

         - improved time to market since new products can be turned on quickly by a CM without the cost and time required for the OEM to re-tool;

         - access to state of the art manufacturing facilities and technologies without the need for the OEM to invest in facilities capital equipment; and

         - lower production and procurement costs since CMs can efficiently purchase many generic components.

         Finally, CMs typically do not bear the same overhead and benefit burdens incurred by OEMs.

         The market for CM services is the multi-billion dollar electronics industry. LTI specializes in production of circuit boards which are ordered in shorter production runs and therefore does not compete with the larger companies in the industry who have invested millions of dollars in high speed production equipment capable of continuous production runs creating hundreds of thousands of boards. In fact, approximately 25% of LTI's annual sales in 2000 were for the assembly of boards under subcontract to larger CM's who could more cost effectively source low volume boards from LTI than assemble them in house. LTI's customer base consists of approximately 60 active customers.

         Furniture Manufacturing. Through its furniture manufacturing facility, U.S. Technologies manufactures office partitions and associated parts for use in the office workstation industry. The facility is capable of producing a high quality panel comparable to those produced and sold by Herman Miller and Steelcase. LTI's product is designed to be interchangeable with several manufacturers of office furniture.

         The major market served by the LTI's furniture manufacturing facility is the replacement or aftermarket office partition market. This market is dominated by a few large companies which offer alternatives to purchasing the higher priced products of Herman Miller and Steelcase. These companies offer finished products which are interchangeable with the more expensive products, but at a considerably lower price. In January 2000, LTI contracted with Unisource, Inc. to produce their panels. This manufacturer requires approximately one-shift, out of a possible three shifts, of the operating capabilities of the Blythe facility and accounted for approximately 17% of LTI's 2000 sales volume. LTI is actively seeking other customers to increase the plant's output and is negotiating with Unisource to produce additional products, warehouse finished goods, and provide order fulfillment services

         Motorcycle Manufacturing. LTI's motorcycle parts manufacturing and assembly facility was located in a WCC facility in South Bay, Florida, and began operations in the second quarter of 2000. Initially, the facility was designed to manufacture, paint and polish various motorcycle body parts with the intention of eventually accomplishing complete parts manufacture and assembly of motorcycles.

         Our motorcycle assembly plant had only one customer, American Quantum Motorcycles. American Quantum filed for bankruptcy protection on October 27, 2000 and all of the Company's operations in South Bay have ceased pending the outcome.

         Business Strategy. During the past year, the Company had considered selling its PIE business. Subsequently, management has decided to retain the PIE business. The Company's strategy for LTI is to establish itself as a national leader in the employment of prison labor in a variety of business sectors. To that end, the Company utilizes the PIE program to perform its services by using a low-cost, but highly motivated labor pool, in modern, clean and efficient facilities. The Company intends to operate the business in a simple and straightforward manner by maintaining corporate overhead at or below its present level during the Company's expansion. The Company's strategy also includes the following:

     - Utilize existing expertise in electronics manufacturing to seek new business opportunities and to fully utilize all of LTI's electronic assembly facility in Lockhart, Texas;

     - Provide ancillary services such as the final assembly of products and installation of parts associated with the primary electronics manufacturing process;

     - Expand the Company's furniture manufacturing operations by increasing its modular furniture production capabilities and introducing other furniture products; and

     - Evaluate the Company's ability to provide value added services in other markets where low cost labor without the soft costs of turnover, absenteeism, vacations, holidays, and employer paid benefits would be competitive advantages.

         Management believes that additional capacity can be added, beyond the existing facilities, without significant additional corporate overhead.

         Growth Strategy. The Company has established a sound working relationship with WCC and seeks to expand that relationship by going into additional WCC facilities with available industry workspace to establish successful PIE programs. The Company is also working with state-run (non-privatized) correctional facilities where industrial workspace is available to establish PIE work programs. The Company continues to seek additional customers for its furniture manufacturing facility located in Blythe, California and is evaluating several options regarding its opportunities for entry into the fulfillment industry.

         Customers. Historically, LTI has been and remains dependent upon certain customers for a major portion of its sales. The top three customers, Dell Computer, Unisource Office Furniture, and Vant Electronics, together accounted for approximately 49% of LTI's sales for the year ended December 31, 2000. Amounts due from three customers, HDL Research Lab, Unisource Furniture and Vant Electronics accounted for 67% of total receivables.

         Markets. Within the electronics CM industry, the Company has promoted its services primarily in the Southwest region of the United States. However, recognizing that the market for its CM services is the multi-billion dollar electronics industry, the Company intends to broaden it's marketing geographically to capture additional business.

         The major market served by the Company's furniture manufacturing facility is the replacement workstation market. This market is dominated by a few large companies who offer alternatives to purchasing the higher priced products of Herman Miller and Steelcase. These companies offer finished products which are interchangeable with the more expensive products, but at a considerably lower price. The Company is negotiating with Unisource to produce additional products such as work surfaces, and to fully integrate its production of the partitions to include finishing the partitions with fabric and hardware, packaging, warehousing, and order fulfillment. The Company is also actively seeking other customers to increase the plant's output.

         Suppliers and Raw Materials. The raw materials used in each of LTI's industry segment are widely available from numerous suppliers. The Company does not anticipate any difficulty in obtaining sufficient quantity and quality of raw materials to satisfy the requirements of its customers.

         Competition. The competition in the U.S. Technologies CM and furniture manufacturing segments consists of numerous small, regional companies and a significantly smaller group of large national companies. LTI competes directly with the smaller regional companies and avoids the markets dominated by the national companies. In fact, some of the largest national and international companies utilize LTI for completion of short run production and rework tasks that are part of their own processes but are too small for them to complete efficiently. When competing with smaller regional companies, U.S. Technologies has a distinct cost advantage created by being able to provide manufacturing facilities and without having to incur the same fringe personnel costs (health benefits, turnover, absenteeism, holidays, tardiness, and vacations, etc.) as companies that rely exclusively on free-world employees.

         Regulation of the PIE Business. Congress created the PIE Program in 1979 to encourage state and local governments to establish employment opportunities for prisoners that approximate private sector work opportunities and conditions. The program is designed to place inmates in a realistic working environment, pay them the state or Federal minimum or prevailing wages for similar work (whichever is greater), and enable them to acquire marketable skills and work habits to increase their potential for successful rehabilitation and meaningful employment upon release. The U.S. Department of Justice's Bureau of Justice Assistance administers the PIE Program through its Corrections Branch.

         Each certified PIE Program must be determined to meet certain statutory and guideline requirements so as to safeguard free world labor and industry and to protect free enterprise. Mandatory criteria for participation in the PIE Program are as follows:

     - Inmates must be paid the prevailing local wage or state or Federal minimum wage, whichever is greater, to protect private business from unfair competition that would otherwise stem from the flow of low-cost, prison made goods into the marketplace;

     - Workers compensation and unemployment compensation benefits must be provided;

     -    Inmate participation in the program must be voluntary and in writing;

     - Organized labor and local private industry must be consulted prior to the initiation of a new PIE industry;

     - Participating companies must have written assurances from the appropriate state agency that the new PIE industry will not result in the displacement of workers employed prior to the program's implementation, does not occur in occupations in which there is a surplus of labor in the locality, and does not impair existing contracts for services; and

     - Deductions (not to exceed 80%) must be made from the inmates pay for taxes, reasonable charges for room and board, family support, victims compensation fund, and a mandatory savings account for the inmate, the proceeds of which are available upon release.

         In addition, each prison is also subject to laws and regulations concerning the operation, management and supervision of prisoner employees, which affects the operation of each of the Company's facilities. The Company's PIE operations are also subject to all governmental workplace regulations commonly associated with a service or manufacturing enterprise.

         Regulation of our Associated Companies. U.S. companies that have more than one hundred (100) stockholders or whose shares are publicly traded in the U.S. and are, or hold themselves out to be, engaged primarily in the business of investing, reinvesting or trading of securities are regulated by the Securities and Exchange Commission (the "Commission" or "SEC") pursuant to the Investment Company Act of 1940, as amended. Investment Company Act regulations are inconsistent with USXX' strategy of actively managing, developing, operating and promoting collaboration among its network of associated companies. USXX would not be able to operate its business as a registered investment company.

         Management of USXX believes that because of the planned structure of USXX' interests in its associated companies and its business strategy, USXX is not currently subject to regulation under the Investment Company Act. However, USXX cannot assure you that the present structure of its associated Company interests and its business strategy will preclude regulation under the Investment Company Act, and USXX may need to take specific actions to avoid regulation under the Investment Company Act that may not be in its best interests or consistent with its strategy. To avoid regulation under the Investment Company Act and related SEC rules, USXX may need to sell assets that it would otherwise want to retain and may be unable to sell assets that it would otherwise want to sell. In addition, USXX may be forced to acquire additional, or retain existing, income-generating or loss-generating assets which it would not otherwise have acquired or retained and may need to forego opportunities to acquire interests in companies that it believed would benefit its business. If USXX were forced to sell, buy or retain assets in this manner, it may be prevented from successfully executing its business strategy.

         Because gains, losses, income and asset values for technology businesses can be highly volatile, and because future rounds of financing for rapidly moving technology associated companies will dilute USXX' ownership interests, the financial analyses relevant to its status under the Investment Company Act will be subject to regular change. The audit committee of USXX' board of directors, together with USXX' management, will decide financial and other valuation issues relevant to determining USXX' compliance with the Investment Company and related regulations.

         E-commerce Regulation and Other Legal Uncertainties. There are several new laws and regulations that affect the Internet and e-commerce. For example, Congress recently enacted laws regarding online copyright infringement and the collection of personal information and financial data. Additionally, the Federal government has applied old rules and regulations to this new medium in certain areas. E-commerce businesses are subject to the same numerous laws affecting interstate and international commerce in general. However, the application of these laws to online business is sometimes unclear and subject to litigation in both domestic and foreign jurisdictions.

         Although there generally remains a desire by legislators and regulators to keep the Internet as unfettered as possible with new rules and regulations, the Internet's popularity, increased use and its impact on consumers will undoubtedly foster the adoption of additional laws and regulations on a local, state and federal level, as well as globally. Current laws and regulations cover issues such as the collection and use of data from website visitors and related privacy issues, pricing, content, copyrights, trademarks, promotions, distribution and quality of goods and services, registration of domain names and use, and export and distribution of encryption technology. The enactment of additional laws or regulations may impede the growth of the technology industry, which could decrease the revenues of our associated companies and place additional economic burdens on them.

         Other specific areas of legislative and regulatory activity include:

         Taxes. Through the Internet Tax Freedom Act of 1998, Congress has enacted a three-year moratorium, ending on October 21, 2001, on the application of discriminatory, multiple or special taxes by the states on Internet access or on products and services delivered over the Internet. Congress further declared that there will be no federal taxes on goods, services and information sold exclusively over the Internet until the end of the moratorium. However, this moratorium does not prevent states from taxing activities or goods and services that the states would otherwise have the power to tax. Furthermore, the moratorium does not apply to some state taxes on Internet access that were in place before the moratorium was enacted, provided the tax was generally imposed and actually enforced. The moratorium also does not affect federal and state income taxes on the taxable income of e-commerce businesses.

         Online Privacy. In the past year, there has been considerable legislative and regulatory activity in regards to the protection of consumer privacy and the collection, distribution, and disclosure of personal and financial data online. The protection of privacy on the Internet is also becoming an area of increased litigation in state, federal and foreign courts.

         The Children's Online Privacy Protection Act of 1998 ("COPPA") requires that all commercial website operators and online services that are directed to children under the age of thirteen or who knowingly collect personal information from children (including the use of cookies and other tracking mechanisms) must obtain verifiable parental consent before collecting, using or disclosing such information. Additional requirements include posting of a website Privacy Notice, which must explain how the collection of personal information will be treated, in a "clear and prominent" place on the webpage and each area where the information is collected. Violators are subject to civil judgments and $10,000 fines per violation. State Attorneys General are also authorized to enforce COPPA via state action. The Federal Trade Commission ("FTC") issued regulations for COPPA that became effective in April 2000.

         The Financial Services Modernization Act of 1999 (also known as the Gramm-Leach-Bliley Act) governs the disclosure and sharing of nonpublic personal information to affiliates and third parties by a "financial institution," including information collected and shared over the Internet. Financial institutions are not limited to traditional banks or savings and loans, but defined broadly to encompass companies providing services such as leasing real or personal property (or acting as an agent, broker, or advisor in such leasing), providing investment, financial or economic advisor services, and operating a travel agency in connection with such services. The Act also restricts distribution of personal information such as social security numbers, credit history and loan application information without a customer's consent. The FTC's regulations implementing this new law were adopted May 2000 and are effective July 2001.

         In addition to its new regulations, the FTC has issued numerous guidelines on its long-standing prohibition on unfair or deceptive acts and practices in sales, advertising, marketing and promotional activities and the application of these rules to the Internet and e-commerce. The same consumer protection laws that apply to commercial activities in other media such as television and cable also apply to Internet transactions. Therefore, the FTC's Mail or Telephone Order Merchandise Rule, Telemarketing Sales Rule, Disclosure of Written Consumer Product Warranty Terms and Conditions Rule, and others also apply to online activity.

         The FTC has issued several substantive reports and recommendations for legislation to Congress in the areas of consumer protection. For example, in its third report on Internet privacy, "Privacy Online: Fair Information Practices in the Electronic Marketplace," released May 2000, the FTC concluded that self-regulation by most commercial websites to protect the privacy of Internet consumers was not effective. Thus, the FTC asked for congressional authority to regulate Internet privacy given the failure of most web sites to meet standards of disclosure for personal information. The FTC also asked for Congressional authority to regulate "online profiling," the process by which network advertising companies manage and provide advertising for unrelated websites based on tracking consumer data and Internet usage. It issued a report, "Online
Profiling: Benefits and Concerns," and testified before the U.S. Senate Commerce Committee in June 2000. After the report was issued, a group of Internet advertising companies negotiated with the FTC to establish self-imposed privacy standards that would circumvent new legislation. The FTC made specific recommendations to Congress in July 2000 following its negotiations with the Internet advertising industry. Currently, there are no pending bills which would implement these recommendations.

         In addition, in 1998 the European Union ("EU") directed its member nations to enact much more stringent privacy protection laws than are generally found in the United States. The U.S. Department of Commerce has negotiated an agreement with the EU that will create a "safe harbor" for U.S. companies that agree to a voluntary self-regulatory code. The "U.S. Safe Harbor Privacy Principles" will allow the exportation of personal information from European citizens, including corporate employees. The Agreement was expected to become effective late July 2000. However, due to a number of unsettled areas its effectiveness was delayed until its eventual passage in November 2000. Under the safe harbor, as enacted, an EU organization can ensure that it is sending information to an organization that is complying with the safe harbor by checking it against a list of organizations which self-certify that they comply with the safe harbor. The list of self-certifying organizations is available on the Department of Commerce's Website.

         Private industry initiatives and standards have also developed concerning privacy issues, primarily as a means to circumvent new legislation and regulation. In addition to compliance with governmental regulation, we and our associated companies may decide that it is in our best interest to comply with industry standards or public opinion regarding privacy issues voluntarily.

         Online Content. The distribution and visual depiction of objectionable content on the Internet such as obscenity and child pornography is regulated under multiple criminal statutes and enforced by various local, state and federal law enforcement agencies. Internet Service Providers ("ISPs") and operators could be liable for "aiding and abetting" such illegal action if the distribution or reproduction of such material via its system is known.

         There is also legislation that serves to protect online service providers from civil liability in causes of actions such as libel and copyright infringement. The Communications Decency Act

("CDA"), part of the Telecommunications Act of 1996, provides for the protection for "Good Samaritan" blocking and screening of offensive material. The Act states that no provider or user of an interactive computer service shall be treated as the publisher or speaker of any information provided by another information content provider. Operators are protected from civil liability if they merely pass along the content of others, even if an operator in good faith monitors the website for the removal of material the provider or user considers to be obscene, lewd, lascivious, filthy, excessively violent, harassing, or otherwise objectionable, whether or not such material is constitutionally protected. However, an unresolved issue is the definition of "provider." Furthermore, the CDA has no effect on criminal law, intellectual property law, or state law.

         Protections from copyright infringement fall under the Digital Millennium Copyright Act of 1998 ("DMCA"), which created a safe harbor for online service providers from copyright liability for certain actions. ISPs are not liable when they conduct transitory communications, system caching, storage of information on systems or networks at direction of users, and use of information location tools. However, the DMCA does not offer protection from copyright infringement claims for music, literary or other creative content, issues currently in litigation in federal and foreign courts.

         Domain Names. The authority for the distribution and maintenance of web site addresses (i.e., domain names) generally is provided by the Internet Corporation for Assigned Names and Numbers ("ICANN"), which was established in 1998. The World Intellectual Property Organization ("WIPO") is also involved in the administration of domain names and has adopted new enforcement provisions for violators of registration procedures and trademark infringement, to be administered by ICANN. The distribution of web site addresses in the United States and in foreign countries has changed drastically with the growth of new registration companies and the pending addition of new generic top-level domain names (i.e., .bus). As a result, our associated companies may not be able to acquire or maintain relevant web site addresses in all countries where they conduct business.

         In 1999, Congress enacted the Anti-Cybersquatting Consumer Protection Act of 1999, to address domain name cybersquatting, which is the practice of registering an Internet address of an established trademark with the hopes of selling the Internet address to the affected company. The legislation also includes a prohibition on the registration of a domain name that is the name of another living person or a name that is confusingly similar to that name. The scope of the Act has not been precisely defined and the definition of cybersquatting has been challenged in numerous courts. Furthermore, several foreign jurisdictions have adopted stringent cybersquatting laws. Even more countries are reviewing the issue. As a result of increased legislation and trademark laws generally, we or our associated companies may be subject to liability based on use of domain names or trademarks that allegedly infringe the rights of third parties.

         Regulation of Communications Facilities. To some extent, the rapid growth of the Internet in the United States has been due to the relative lack of government intervention in the marketplace for Internet access. This lack of intervention may not continue in the future. For example, the Federal Communications Commission ("FCC") began a formal proceeding in

September, 2000 on the issue of access to a cable company's platform by multiple ISPs. Non-affiliated ISPs have requested that the FCC regulate broadband Internet access over cable systems in much the same manner as telephone services, which could slow the deployment of broadband Internet access services. Additionally, local telephone carriers have petitioned the FCC to regulate Internet service providers in a manner similar to long distance telephone carriers by imposing access fees on the providers. The FCC is also expected to address the issue of payment of reciprocal compensation to telephone companies which terminate ISP traffic. This FCC decision could offset the relationships and arrangements for the provision of these services. Because of these proceedings or others, new laws or regulations could be enacted which could burden the companies that provide the infrastructure on which the Internet is based, slowing the rapid expansion of the medium and its availability to new users.

         Business Opportunities. An amendment to the Delaware General Corporation Law, which became effective on July 1, 2000, clarifies that a corporation has the power to waive in advance, in its certificate of incorporation or by action of its board of directors, the corporation's interest or expectations in business opportunities or classes or categories of business opportunities, as those opportunities may be defined by the corporation. These classes or categories of opportunities could be defined in many different ways, including by type of business, by who originated the business opportunity, by who has the interest in the business opportunity, by the period of time, or by the geographical location. Our Board of Directors may consider and take action as permitted by this new statutory provision. If we waive an opportunity in accordance with this provision, a director would not be required to present the waived opportunity to us, even if pursuing the opportunity could be in our best interest, and instead could present it to other businesses, including the director's own business.

         In addition to the specific issues outlined above, other generally applicable laws may also affect our associated companies and us. The exact applicability of many of these laws to Internet e-commerce is, however, uncertain.

EMPLOYEES

         As of December 31, 2000, the Company employed approximately 120 persons, 13 are production and administrative personnel, 2 are members of executive management, and 105 are inmates. None of the Company's employees are represented by a union. We believe that our relationship with our employees is very strong.

         The Company benefits from a strongly motivated labor force which is hard working and productive for several reasons:

     - Inmates employed by LTI learn work habits and skills transferable to outside employment when they are released; and

     - Employed inmates have meaningful and productive jobs with LTI that provide a greater sense of accomplishment than other tasks within the institution.

         U.S. Technologies employed approximately seven people in its executive offices in Washington, D.C. as of December 31, 2000.

ACQUISITIONS

         On September 27, 2000, the Company entered into an agreement to acquire by merger On-Site Sourcing, Inc., a provider of digital imaging, document management and litigation reprographics for approximately $35 million in U.S. Technologies' Common Stock and cash. The merger agreement terminated, pursuant to its terms, on March 31, 2001 and the parties are not currently in negotiations to merge.

ITEM 2. PROPERTIES.

         Our wholly owned subsidiary, LTI, operates in a minimum security prison in Texas under an agreement with WCC, the Texas Department of Criminal Justice, the Division of Pardons and Parole and the City of Lockhart, Texas. The lease on the Lockhart facility provides approximately 27,800 square feet of manufacturing and office space through January 31, 2004, and provides an automatic three year extension unless notification has been given by either party at least six months prior to the expiration date of the current term. The amount of square footage may be increased or decreased depending upon the number of prisoners to be employed. The lease also provides for annual rental rates of $1.00 per year for the primary term and the first renewal term thereafter. Occupancy fees for successive renewal terms are to be negotiated by written agreement of the parties. LTI also operates in a minimum-security prison at Chuckawalla Valley State Prison located in Blythe, California. The lease on the Blythe facility provides approximately 36,300 square feet of manufacturing and office space through October of 2006. The lease provides for monthly payments of $726.

         U.S. Technologies leases executive office space in Washington, D.C. The office is approximately 8,200 square feet and the lease provides for monthly payments of $24,000. The lease on the office expires on December 31, 2004. The Company subleased some of this office space to some of its associated companies.

         U.S. Technologies' operations and accounting center is currently co-located in the offices of The Spear Group in Norcross, Georgia. James V. Warren, a director of the Company, is the co-founder and President of The Spear Group. We had a management services arrangement with The Spear Group to provide operating, accounting and administrative services to our prison facilities. During the year ended December 31, 2000, we paid the Spear Group approximately $97,000 pursuant to this arrangement. Such arrangement terminated in mid-March 2001. U.S. Technologies did not have a lease on the space it occupies at The Spear Group and paid $9,400 in rent to The Spear Group during the year-ended December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS.

         On July 16, 1995, the Company was served with a citation in Texas Industrial Services vs. U.S. Technologies Inc., County Court at Law No. 2 of Travis County, Texas. The suit alleges that the Company is liable for certain debts of a former subsidiary, American Microelectronics, Inc. on the theory that the Company was doing business as AMI. The petition seeks damages totaling approximately $54,000. The Company has asserted a defense and no activity has taken place on the suit since September 1995.

         On October 31, 1996, a consent order was signed by Mr. William Meehan, the Company's former president, in the case of Environmental Protection Agency
v. Senson Corp. LTD., Docket No. TSCA-09-96-0002, agreeing among other things to pay a civil penalty. The penalty was never paid and is estimated to be approximately $7,000.

         On May 6, 1997, Mr. Meehan filed a lawsuit in the 98th Judicial District Court for Travis County, Texas seeking payment of certain wages and other benefits totaling approximately $330,000. This action was settled during June of 2000 for approximately $155,000.

         On July 14, 1997, Ryan Corley sued the Company, in the case styled Ryan Corley vs. U.S. Technologies, Case No. 97-08065, in the 250th Judicial District of Travis County, Texas, alleging that he is entitled to four months severance pay in the amount of approximately $30,000. This case is being vigorously defended by the Company.

         As part of our acquisition of E2Enet, the Company agreed to assume a $2,000,010 put agreement. The put agreement provided that two former E2Enet stockholders who were founders of one of the E2Enet associated companies (the "Blue Rock Founders") may put their E2Enet stock to Jonathan Ledecky, a founding shareholder of E2Enet for $2,000,010 in the aggregate. In the E2Enet acquisition, the Blue Rock Founders' shares were exchanged, collectively, for
107.56 shares of our Series B Stock. Together, the Blue Rock Founders' shares of Series B Stock were converted into 537,800 shares of our Common Stock. As part of the acquisition of E2Enet, USXX agreed to assume E2Enet founder Jonathan Ledecky's obligations under the put agreement. The Blue Rock Founders did not consent to this assignment, which consent was required pursuant to the terms of the put agreement. On May 15, 2000, the Blue Rock Founders gave notice to Jonathan Ledecky that they were exercising their put. On June 19, 2000, the Blue Rock Founders filed suit against Mr. Ledecky in the U.S. District Court for the District of Columbia alleging that he had failed to perform under the Put Agreement. On August 10, 2000, Mr. Ledecky filed an answer generally denying all of the allegations in the plaintiff's complaint. On March 30, 2001, this matter was settled with the Company paying Mr. Ledecky $1,994,750 to cover the costs of his settlement with the Blue Rock Founders.

         On January 3, 2001, Verktronix S.A. de C.V. and Rodolfo Avala-Avarzagoitia sued the Company in the 22nd Judicial District Court of Caldwell County, Texas for fraudulent inducement to enter a contract with LTI, breach of warranty and breach of contract for an unspecified amount of damages. The Company has filed a counterclaim for breach of contract and is seeking $114,777 in damages and will vigorously contest this matter. Management does not believe the results of this litigation will be material to the Company.

         From time to time the Company is subject to claims and suits that arise in the ordinary course of its business. While it is not possible to predict the ultimate outcome of these matters, the Company believes that any losses associated with any of such matters will not have a material effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter ended December 31, 2000, no matters were submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock had been quoted on the OTC Bulletin Board under the symbol "USXX" until being suspended as a result of its failure to file timely this Form 10-K. However, the Company's Common Stock may still be traded over the counter. The Company anticipates that its Common Stock will resume being quoted on the OTC Bulletin Board shortly after the Company becomes current in its reporting obligation.

         The following table sets forth the high and low bid prices of the Company's Common Stock in the over-the-counter market for the quarter ended March 31, 2001 and the years ended December 31, 2000, 1999 and 1998. Prices are as quoted on the OTC Bulletin Board System. Quotations reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

                                            BID
                                 -------------------------
                                  HIGH               LOW
                                 -------           -------
2001
            1st Quarter          $0.5312           $0.1250

            2nd Quarter          $0.5468           $0.0937

2000

            4th Quarter          $0.8600           $0.1100

            3rd Quarter          $1.2200           $0.6300

            2nd Quarter          $2.9100           $1.0000

            1st Quarter          $5.7500           $0.1500

1999

            4th Quarter          $0.2600           $0.1000

            3rd Quarter          $0.4100           $0.2100

            2nd Quarter          $0.4600           $0.3200

            1st Quarter          $0.5900           $0.3400

1998

            4th Quarter          $0.6300           $0.3800

            3rd Quarter          $0.7100           $0.4200

            2nd Quarter          $0.9000           $0.6400

            1st Quarter          $0.9200           $0.4400

On June 29, 2001, the closing bid price of the Company's Common Stock, as quoted on the OTC Bulletin Board system, was $0.4531.

HOLDERS OF COMMON STOCK

         As of June 29, 2001, there were 538 holders of record of the Company's Common Stock. This number is exclusive of beneficial owners whose securities are held in street name.

DIVIDENDS

         The Company has not declared or paid any cash dividend on its Common Stock. The policy of the Board of Directors of the Company is to retain any earnings for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition and other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company has raised capital and completed acquisitions through the offer and sale of securities that are exempt from registration under the Securities Act of 1933 pursuant to the exemptions from registration provided by Regulation D promulgated under the Securities Act, Section 4(2) of the Securities Act or otherwise. The Company completed its acquisition of E2Enet pursuant to the E2E Stock Exchange Agreement. On April 12, 2000, the date of the closing of the acquisition of E2Enet, the Company's offering of 5,184 shares of Series C Stock for an aggregate of $5,184,000 was fully subscribed. Ultimately, the Company received funds for 4,534 shares of Series C Stock for an aggregate of $4,534,000. Net of issuance costs of $196,806, proceeds of the offering were $4,337,914. These shares will be mandatorily converted into an aggregate of 3,126,895 shares of Common Stock when the Company amends its Charter to authorize the issuance of additional Common Stock. Of these shares, USV Partners, LLC purchased 2,750 shares for $2,750,000.

         On April 12, 2000, the Company raised $1,250,000 through the sale of 125,000 shares of Series A stock, which are convertible into 10,245,900 shares of Common Stock, to USV. Gregory Earls, the Company's Chairman and Chief Executive Officer, is the sole member of the manager of USV. As of May 31, 2001 USV owned 507,140 shares of the 625,000 outstanding shares of Series A Stock. Upon the conversion of such Series A Stock, USV would be entitled to receive 41,568,852 shares of Common Stock. USV and the Company entered into a Waiver Agreement, dated as of March 1, 2000, whereby USV waived its right to convert its Series A shares into Common Stock until the Company's stockholders approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock. On September 20, 2000, this waiver was extended to include all other beneficial interests of Mr. Earls by an agreement among Mr. Earls, the Earls Family Limited Partnership and the Company. Mr. Earls and USV intend to convert all of their shares of Series A Stock to Common Stock if and when the charter amendment becomes effective.

         During the fiscal year ended December 31, 2000, the Company received a total of approximately $5,784,000 in connection with the private placement of Series A Preferred Stock and Series C Preferred Stock.

         The proceeds of these private placement sales have been, and will continue to be, used to finance additional investments in new and existing technology businesses, the payment of costs incurred and liabilities assumed in connection with the acquisition of E2Enet and related business transactions, and the Company's ongoing working capital needs and operating expenses.

         When the E2Enet Acquisition closed, E2Enet's stockholders were issued shares of Series B Preferred Stock, which have a total liquidation preference aggregating $11,200,000. Upon their mandatory conversion, these shares of Series B Preferred Stock will be converted into approximately 56,000,000 shares of Common Stock.

         On December 28, 2000, the Company entered into an agreement with Buyline.net, Incorporated ("Buyline"), one of the Company's associated companies, and Accenture. Buyline owed Accenture for software consulting and other services performed for Buyline. In order to support Buyline's efforts to satisfy in full the amount owed to Accenture, the Company issued to Accenture 1,552.5 shares of the Company's new Series D Mandatorily Convertible Preferred Stock, par value $0.02 per share ("Series D Preferred"), which shares are convertible into 1,552,500 shares of Common Stock of the Company. In consideration for the Company issuing its Series D Preferred stock to Accenture, Buyline issued to the Company 5,025,819 shares of Buyline Common Stock. Buyline also issued shares of its Common Stock to Accenture, which shares represent approximately 5.57% of the outstanding Common Stock of Buyline.

         On March 27, 2001, in connection with the Company's merger with Yazam.com, Inc., the Company issued warrants to purchase 8,000,000 shares of Company Common Stock and 27,374 shares of Series F Preferred Stock, which preferred shares are convertible into 27,374,000 shares of Company Common Stock upon amendment of the Company's charter. See, "BUSINESS -- Subsequent Events."

         On March 27, 2001, the Company and holders of Yazam Preferred securities and Yazam Warrants ("Yazam Holders") entered into a Registration Rights Agreement ("the Yazam Registration Rights Agreement"). Under the Yazam Registration Rights Agreement, the Yazam Holders have the right to compel the Company to register their respective shares at the Company's expense. The Yazam Holders also have unlimited registration rights to be combined, at the Company's expense, with certain registrations of any equity securities by the Company ("piggyback rights"), subject to restrictions which an underwriter might impose for the sale of the shares. This Yazam Registration Rights Agreement expires by its terms March 27, 2007.

         The Company, USV Partners, Northwood Capital, Northwood Ventures, Ledecky and other holders of the Company's Series B and C preferred stock, entered into an agreement regarding registration rights for the Series A, Series B, and Series C preferred stock and Common Stock into which they are to be converted. Collectively, the stockholders party to the agreement have the right on three occasions to compel the Company to register their respective shares at the expense of the Company and rights on other occasions to have such registration effected at the expense of the holders. These stockholders also have unlimited registration rights to be combined, at the Company's expense, with certain registrations of any equity securities by the Company piggyback rights, subject to restrictions which might be imposed by an underwriter for the sale of such shares.

         During the year ended December 31, 2000, the Company recognized a non-cash expense of approximately $14.8 million as a result of deemed beneficial conversion features of the Series A, Series B and Series C Preferred Stock issued in 2000. The beneficial conversion amount was calculated for each respective preferred series as the excess of the market price of the Company's Common Stock, or $2.188, on the April 12, 2000 measurement date over the conversion price of the Series A, Series B and Series C Preferred Stock, respectively $0.122, $0.200 and $1.450 times the number of the Company's common shares to be issued on conversion of each preferred series.

         The following table presents the dilution of the Company's Common Stock, which will result upon approval of the Company's Charter Amendment and conversion of the Company's convertible preferred shares.

          Common stock outstanding at December 31, 2000      29,610,786

          Conversion of Series A Preferred Stock             51,229,508

          Conversion of Series B Preferred Stock             56,000,000

          Conversion of Series C Preferred Stock              3,126,895

          Conversion of Series D Preferred Stock              1,552,500

          Conversion of Series F Preferred Stock             27,374,000
                                                            -----------

                                                            168,893,689*
                                                            ===========

          * Does not include conversion of subscribed but unissued preferred stock which is not determinable at the date of this report. Also does not include shares which would be issuable upon exercise of stock options and warrants.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected financial data set forth for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 is derived from the Company's audited financial statements. This information should be read in conjunction with the financial statements for 2000, 1999 and 1998 and notes thereto included elsewhere herein and "Management's Discussion and Analyses of Financial Condition and Results of Operations" included in ITEM 7, which are incorporated herein by reference.

                                                                          DECEMBER 31
                                        -------------------------------------------------------------------------------
                                             2000              1999            1998            1997            1996
                                        ---------------    ------------    ------------    ------------    ------------

STATEMENT OF OPERATIONS DATA:

Revenues                                $     2,692,378    $  3,764,785    $  6,107,244    $  4,166,626    $  1,410,498

Operating Costs and Expenses:

   Cost of Sales                              2,902,444       4,458,881       5,349,459       3,424,313       2,513,672

   Selling Expenses                              66,354          43,658         313,283          70,869         254,232

   General and Administrative Expense      (A)6,242,513       1,988,113       2,788,104       1,118,310         961,195

   Impairment of Long-Lived Assets        (B)12,304,800              --              --       1,408,839              --

   Restructuring Charge                              --              --          90,000         196,903              --

   Other - Litigation                                --              --              --         252,256              --

Total Operating Costs                        21,516,111       6,490,652       8,540,846       6,471,490       3,720,099
   and Expenses

Loss From Operations                        (18,823,733)     (2,725,867)     (2,433,602)     (2,304,864)     (2,309,601)

Other Expense (Income)

   Gain on Sale of Subsidiary                        --     (E)(642,764)             --              --              --

   Interest                                     (34,383)        (28,893)        112,325          25,191          20,277

   Equity in Loss of associated
   companies                                 (A)640,350              --              --              --              --

   Other                                        (70,863)        202,271          18,782         (87,310)        253,134

Total Other                                     535,104        (469,386)        131,107         (62,119)        273,411

                                                                          DECEMBER 31
                                        -------------------------------------------------------------------------------
                                             2000              1999            1998            1997            1996
                                        ---------------    ------------    ------------    ------------    ------------

Net Loss before share of Minority
   Interest in loss of Subsidiary           (19,358,837)     (2,256,481)     (2,564,709)     (2,242,745)     (2,583,012)

   Minority Interest in loss of
   Subsidiary                                (C)707,740              --              --              --              --

Net Loss                                    (18,651,097)     (2,256,481)     (2,564,709)     (2,242,745)     (2,583,012)

Deemed Dividend                          (D)(14,757,650)             --              --              --              --

Preferred Stock Dividend                             --      (F)525,114              --              --              --

Net Loss applicable to Common
   Stockholders                             (33,408,747)     (2,781,595)     (2,564,709)     (2,242,745)     (2,583,012)

Basic and Diluted Loss Per Common Share           (1.14)          (0.10)          (0.09)          (0.08)          (0.14)

Weighed Average Shares Outstanding           29,408,063      28,795,278      28,996,607      26,793,999      18,555,439

BALANCE SHEET DATA:

Working Capital                              (4,230,789)       (794,439)       (312,828)       (849,592)       (707,467)

Total Assets                                  4,840,532       1,092,096       2,367,533         869,742       2,652,682

Total debt(1)                                   883,253          41,064          47,912          54,821         144,000

Stockholders' Equity (Capital Deficit)          (49,302)       (220,792)        724,042        (419,911)      1,088,520

(1) Includes long-term debt, current maturity of long-term debt, capital lease obligations, line of credit and notes payable.

(A) In April 2000 the Company completed its acquisition of E2Enet. General and administrative expenses increased as a result of the acquisition, and the Company began recognizing its share of equity in the losses of certain E2Enet affiliated companies accounted for on the equity method.

(B) During 2000 and in conjunction with the Company's ongoing evaluation of its affiliated companies, impairment losses were recognized as a result of certain associated companies ceasing operations or curtailing their activities.

(C) The Company recorded the minority interest's share of losses of Buyline during 2000.

(D) During 2000 the Company recorded deemed dividends on certain series of its convertible preferred stock shares issued with beneficial conversion features.

(E) In February 1999 the Company realized an approximate $643,000 gain upon the sale of GWP.

(F) In November 1999, the terms of the Company's Series A Convertible Preferred Stock were modified to cancel the right of the holders to receive an annual dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included under ITEM 8.

RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:

                                                        DECEMBER 31
                                              ------------------------------
                                               2000     1999    1998    1997
                                              ------    ----    ----    ----

STATEMENT OF OPERATION DATA:

Revenues                                         100%    100%    100%    100%

Operating Costs and Expenses:

   Cost of Sales                                 108%    118%     88%     82%

   Selling Expenses                                3%      1%      5%      2%

   General and Administrative Expense            232%     53%     46%     27%

   Impairment of Long-Lived Assets               457%     --      --      34%

   Restructuring Charge                           --      --       1%      5%

   Other - Litigation                             --      --      --       6%

Total Operating Costs                            800%    172%    140%    155%
   and Expenses

Loss From Operations                            (700)%   (72)%   (40)%   (55)%

Other Expense (Income):

   Gain on Sale of Subsidiary                     --     (17)%    --      --

   Equity in Loss of associated companies         24%     --      --      --

   Interest                                       (2)%    (1)%     2%      1%

   Other                                          (3)%     5%     --      (2)%

Total Other                                       20%    (12)%     2%     (1)%

Net Loss before share of Minority Interest      (719)%   (60)%   (42)%   (54)%
   in loss of Subsidiary

Minority Interest in loss of Subsidiary           27%     --      --      --

Net Loss                                        (693)%   (60)%   (42)%   (54)%

Deemed Dividends                                (549)%    --      --      --

Preferred Stock Dividend                          --      14%     --      --

Net Loss applicable to Common Stockholders    (1,241)%   (74)%   (42)%   (54)%


         Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

         During the year ended December 31, 2000, the Company had net loss applicable to common shareholders of $33,408,747 or $1.14 per weighted-average share, on net sales of $2,671,378, as compared to a net loss applicable to common shareholders of $2,781,595 or $0.10 per weighted-average share on net sales of $3,764,785 for the year ended December 31, 1999. The net sales decrease of 29% was primarily the result of 1999 including approximately six weeks of sales for Technology Manufacturing & Design, Inc. ("TMD") of $948,000. The Company's ownership interest in TMD was sold in mid-February 1999.

         Sales of the Company's electronics manufacturing operations for 2000 were approximately $2,065,000 or 8.6% greater than 1999. Management's efforts to increase sales further in 2000 were adversely effected by quality problems with existing electronics products, which reduced reorders for 2000 and impaired the ability to attract new customers. The quality problems, relating to training on manual electronic assembly operations have been corrected by more extensive supervision of new employees and increased emphasis on quality control. There were no significant changes in the customer mix in electronics manufacturing operations for 2000 versus 1999. Management continues to solicit new customers and encourage additional orders from existing customers and expects these efforts to be successful.

         Sales of the Company's furniture manufacturing operations for 2000 were approximately $522,000 or 40% less than 1999. The furniture manufacturing operations in 1999 were dedicated to a single customer, Affordable Interior Systems, Inc. ("AIS") a national company supplying modular office furniture to commercial accounts. In November 1999, AIS and the Company were unable to successfully renegotiate the manufacturing contract and the contract was cancelled. It was not until February 2000 that the company was able to replace AIS with Unisource Office Furniture, Inc. ("Unisource"), a company with operations primarily on the West Coast of the United States. A combination of no sales for January and part of February of 2000 plus reduced sales to Unisource, compared to AIS, caused the decline in sales. Management is attempting to locate new customers for its furniture manufacturing operations, however due to the specialized nature of the facilities manufacturing equipment, primarily for planning wooden products, the universe of potential customers is limited.

         Cost of sales, in the amount of $2,902,444, decreased as a percentage of net sales to 109% for the year ended December 31, 2000 from $4,458,881, which represented 118% of net sales, for the year ended December 31, 1999. The decrease in the cost of sales percentage is primarily due to Lockhart's change of customer mix resulting in the use of more customer supplied materials and consequently reducing cost of sales as a percent of sales.

         Gross margin as a percentage of net sales has decreased from a positive 12.4% during 1998 to negative 18.4% and a negative 8.6% during 1999 an 2000, respectively. A primary cause of the decrease is a reduction in sales, exclusive of the sales of TMD, of approximately $1,371,000 from 1998 to 2000 due primarily to the loss of an electronics manufacturing contract with IBM to produce a specific circuit board, known as the "Tiger" board. During 1998 Tiger board production accounted for approximately $1,150,000 in sales and carried approximately a 45% gross profit margin. The Company's electronics manufacturing facility has been unable to attract another customer with a single product to replace the Tiger board volume and instead consistently produces products with differing manufacturing requirements and short production runs, resulting in lower gross margin percentages. Management continues to solicit customers with products which have longer production runs, but frequently longer runs consist of smaller homogeneous circuit boards which go to facilities equipped for high speed processing versus the Company's facility which is better suited to larger circuit boards which require more hand assembly.

         Selling expenses in the amount of $66,354 represented 2% of net sales during the year ended December 31, 2000 compared to $43,658 representing 1% of net sales for the year ended December 31, 1999. The increase in the selling expenses percentage is primarily due to the increased use of outside commission sales personnel.

         General and administrative expenses totaled $6,242,513 for the year ended December 31, 2000 which represented 234% of net sales, compared to $1,988,113 which represented 53% of net sales for the year ended December 31, 1999. Included in general and administrative expense for the year ended December 31, 2000 were depreciation and goodwill amortization related to the 2000 acquisitions of E2Enet and Buyline of approximately $1,747,000, approximately $1,115,000 related to general and administrative expenses of E2Enet and Buyline and approximately $747,000 of compensation expense resulting from the granting of stock options. The general and administrative expenses of Buyline amounted to approximately $973,000 of the combined approximately $1,115,000 expenses of E2E and Buyline during 2000. Due to the ceasing of operations of Buyline during December 2000, the Company expects the general and administrative expenses of Buyline to be less than $50,000 during 2001. The balance of the increase, or approximately $761,000, was the result of increased legal, staff and office expenses to accommodate the Company's investment activities.

         During 2000, the Company relocated its corporate headquarters in Washington, DC to larger offices. This was done to accommodate staff increases necessary to manage its associated companies, which were acquired during 2000 and 2001. Company management is committed to aggressively monitoring the performance of its associated companies to ensure that its return on investments is maximized and felt that the increased expenses were required to accomplish this goal.

         The Company expects to add additional staff and facilities during 2001 associated with its merger with Yazam, which will continue to staff offices in New York and Israel. Management projects that these additional general and administrative expenses will approximate $1,300,000 during the period following the merger with Yazam, March 28, 2001 through December 31, 2001. These expenditures will be required to manage the Company's 26 associated companies as well as seek out new investment opportunities.

         During the year ended December 31, 2000, the Company recorded an expense of $12,304,800 resulting from the impairment of certain assets associated with E2Enet. The impairment included approximately; $3,014,400 due to the bankruptcy of Urban Box Office, $3,866,000 due to the 100% write-off of goodwill associated with the April 2000 acquisition of E2Enet, $1,817,000 due to the ceasing of Buyline's operations and $3,607,400 due to a reduction of the estimated fair market value of the Company's investment in its remaining associated companies. There was no comparable expense recorded during the year ended December 31, 1999.

         During the year ended December 31, 1999, the Company recorded a gain on the sale of GWP, Inc. and its 51% interest in TMD in the amount of $642,764. This gain was net of the write off of approximately $526,000, which represented the full value of the note receivable resulting from the sale of GWP, Inc. There was no comparable gain recorded during the year ended December 31, 2000.

         During the year ended December 31, 2000, the Company recorded an expense of $640,350 representing the Company's share of the losses of certain of our associated companies acquired from E2Enet that are carried on the equity basis. There was no comparable expense recorded during the year ended December 31, 1999. Management expects to record continuing expenses during 2001 as a result of losses of associated companies carried on the equity basis. While the extent of these non-cash losses is difficult to predict, management does not expect these losses to exceed $1,250,000 during 2001.

         During the year ended December 31, 2000, the Company recorded other income of $70,863. During the year ended December 31, 1999, the Company recorded other expense of $202,271. A significant part of this expense was $154,641, which represented legal and accounting expenses incurred to secure the $5,000,000 subscription for the Company's convertible preferred stock.

         During the year ended December 31, 2000, the Company recorded a reduction of $707,740 in its net loss due to the portion allocable to the minority ownership interest in the Company's consolidated subsidiary, Buyline. There was no comparable reduction of expense recorded during the year ended December 31, 1999.

         During the year ended December 31, 2000, the Company recognized a non-cash expense of approximately $14,757,650 as a result of deemed beneficial conversion features of the Series A, Series B and Series C Preferred Stock. The beneficial conversion amount was calculated for each respective preferred series as the excess of the market price of the Company's Common Stock $2.188 on the April 12, 2000, measurement date over the conversion price of the Series A, Series B and Series C Preferred Stock, respectively $0.122, $0.200 and $1.450 times the number of the Company's common shares to be issued on conversion of each preferred series.

         During the year ended December 31, 1999, the Company recorded $525,114, representing cash dividends paid on the Company's Series A Convertible Preferred Stock. Under an agreement reached with the preferred stockholder in November 1999, no further dividends will be paid on the preferred stock in exchange for the Company reducing the conversion price for each share of the Company's Common Stock from $0.410 per share to $0.122 per share. There were no comparable dividends paid during the year ended December 31, 2000.

         Due to the continuing losses by the Company, the 100% reserve against the Company's $14,347,000 net deferred tax asset continues to be recognized at December 31, 2000. Additionally, as a result of the series of transactions which resulted in a change in control of the Company as defined by the Internal Revenue Code, the Company is limited in the utilization of net operating losses generated prior to December 28, 2000 to $176,000 per year. Additionally, the Company's merger with Yazam on March 27, 2001 resulted in another change in control that would limit the utilization of net operating losses generated in the period up to March 27, 2001.

         Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

         During the year ended December 31, 1999, the Company had net loss of $2,781,595, or $0.10 per weighted-average share, on net sales of $3,764,785 as compared to a net loss of $2,564,709 or $0.09 per weighted-average share on net sales of $6,107,244 for the year ended December 31, 1998. The net sales decrease of 38% was primarily the result of an approximate $2,000,000 sales decline at the Company's Lockhart facility due to management changes, a reorganization of the facility, and the loss of the sales contract with IBM for manufacturing the Tiger Board during 1999. Additionally, 1999 included approximately six weeks of sales for TMD ($948,000) while 1998 included thirteen weeks sales for TMD ($2,119,000). The Company's ownership interest in TMD was purchased in October 1998 and sold in mid-February 1999.

         Cost of sales, in the amount of $4,458,881, increased as a percentage of net sales to 118% for the year ended December 31, 1999, from $5,349,459, which represented 88% of net sales, for the year ended December 31, 1998. The increase in the cost of sales percentage is primarily due to; Lockhart's cost of sales exceeding its sales as a result of uneconomical material purchases and inefficient use of labor, start up costs at other locations, during the period of management change and reorganization.

         Selling expenses in the amount of $43,658 represented 1% of net sales during the year ended December 31, 1999, compared to $313,283 representing 5% of net sales for the year ended December 31, 1998. The decrease in the selling expenses percentage is primarily due the sale of TMD which accounted for approximately $186,000 in selling expense in 1998, but only $8,000 in 1999. The balance of the change was attributable to sales at Lockhart being produced from in-house operations personnel rather than outside commission sales people.

         General and administrative expenses totaled $1,988,113 for the year ended December 31, 1999, which represented 53% of net sales, compared to $2,788,104 which represented 46% of net sales for the year ended December 31, 1998. Included in general and administrative expense for the year ended December 31, 1999 were; severance expenses of approximately $228,000, related to the former President and former Senior Vice President of the Company, approximately $196,000 of compensation expense recorded as the result of the grant of stock options, approximately $178,000 of operating expenses related to a temporary manufacturing facility used by the Company until the Company's Blythe, California, facility was fully operational, bad debt expense of $140,000 and $116,000 in legal and accounting costs related to the attempted acquisition of AIS. These expenses equaled 23% of net sales.

         During the year ended December 31, 1998, the Company recorded restructuring charges of $90,000 to account for primarily payroll cost associated with reorganizations of the Company's management staff.

         During the year ended December 31, 1999, the Company recorded a gain on the sale GWP and its 51% interest in TMD in the amount of $642,764. This gain was net of the write off of approximately $526,000, which represented the full value of the note receivable resulting from the sale of GWP. There were no comparable gains recorded during the year ended December 31, 1998.

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

         Due to the continuing losses by the Company, the 100% reserve against the Company's $5,452,000 net deferred tax asset continues to be recognized at December 31, 1999. Additionally, as a result of the series of transactions through which the Company's new management gained control, in 1999, the Company is limited in the utilization of prior accumulated net operating losses and anticipates that, as of December 31, 2000, approximately $574,000 per year of net operating losses were available to offset future annual taxable income.

LIQUIDITY AND CAPITAL RESOURCES.

         During the three years ended December 31, 2000, 1999, and 1998 the Company experienced negative operating cash flows of $5,632,756, $2,660,402 and $2,870,611, respectively. Negative cash flows from operations resulted principally from operating losses incurred during these years. The primary operating uses of cash during 2000 were to fund net losses of $18,651,097, net of non-cash items such as losses from impairment of assets of $12,304,800, depreciation of $1,750,927, non-cash expense of stock option issuance of $746,614, and equity in the losses of associated companies of $640,350. Net cash used in 2000 operating activities was unfavorably impacted by decreases of $703,979 and $ 1,057,661 in accounts payable and accrued expenses, respectively, and minority interest in losses of a subsidiary of $707,740. The primary operating uses of cash during 1999 were to fund net losses of $2,256,481 plus a non-cash gain on the sale of TMD of $642,764 and cash advances of $711,682 to TMD prior to its sale. Net cash used in 1999 operating activities was favorably impacted by depreciation of $178,230 and decreases in inventories and accounts receivable of $325,280 and $311,548, respectively, offset by declines in accrued expenses of $203,965. The primary operating uses of cash during 1998 were to fund operating losses of $2,564,709, net of a $972,892 non-cash loss from the operations of TMD and less $767,450 cash transfers to TMD. The 1998 net cash used in operating activities was adversely effected by increases in accounts receivable and inventories of $367,648 and $510,922, respectively and a decrease in accrued expenses of $501,951, while being favorably impacted by a $747,196 increase in accounts payable.

         During the year ended December 31, 2000, investing activities used a net amount of $2,043,750, consisting primarily of investments of $972,339 in associated companies and increases in notes receivables from associated companies of $938,364. During the year ended December 31, 1999, investing activities provided a net amount of $400,653. This amount was negatively impacted by advances of $200,000 to a former shareholder and equipment purchases of $475,347. This amount was positively impacted the collection of $1,076,000 proceeds from the sale of the subsidiary held for sale. During the year ended December 31, 1998, investing activities used $658,104. The 1998 activity was unfavorably impacted by the purchase of GWP and its interest in TMD for $730,000 and equipment purchases of $431,298. The 1998 activity was favorably impacted by collections on notes receivable of $385,194 and proceeds from the sale of assets of $118,000.

         Cash provided by financing activities of $7,673,165, $2,159,060 and $3,638,366 during 2000, 1999 and 1998, respectively, were primarily the net proceeds of preferred stock, Common Stock and debt issuance.

         Commencing on July 9, 1998, and continuing through May 11, 1999, the Company received $5,000,000 of a total commitment of $5,000,000 under an agreement with USV which provided that the Company would issue to USV Warrants to purchase 500,000 shares of Common Stock and shares of its Series A Preferred Stock pursuant to Regulation "D" promulgated under the Securities Act of 1933. Of the $5,000,000, amounts received during 1999 and 1998 were $1,300,000 and $3,700,000, respectively. The shares of Series A Preferred Stock and the Warrants were issued to USV on May 11, 1999. The net proceeds to the Company of approximately $4,850,000, after legal and other costs, were used to provide working capital to support the Company's 1999 and 1998 operations and fund the 1998 purchase of a controlling interest in TMD by the Company's wholly owned subsidiary, GWP. The Earls Family Limited Partnership made a contribution of approximately $400,000 to USV, which allowed USV to complete the payment of the $5,000,000 purchase price for the Warrants and the Series A Preferred Stock to the Company. The Earls Family Limited Partnership is a member of USV. Gregory Earls, the Chairman of the Company's Board of Directors and the Chief Executive Officer of the Company, controls both USV and the Earls Family Limited Partnership. Promptly after USV was issued the Warrants, USV transferred the Warrants to the Earls Family Limited Partnership. On November 29, 1999, the terms of the Series A Preferred Stock were amended to cancel the right of the holders of the Series A Preferred Stock to receive an annual dividend and to change the conversion price for the Series A Preferred Stock to $0.122. The amended Certificate of Designations, Preferences and Rights of the Series A Preferred Stock setting forth these changes was filed with the Delaware Secretary of State on December 31, 1999.

         As of December 31, 1999 USV had the right to convert its shares of Series A Preferred Stock to Common Stock at any time. Likewise, the Earls Family Limited Partnership had the right to exercise its Warrants to purchase Common Stock at any time. If these 500,000 shares of Series A Preferred Stock were converted and the Warrants were exercised in full, the holders of such securities would have been entitled to receive 41,483,606 shares of Common Stock. Because that amount exceeds the number of shares of Common Stock available for issuance under the Company's Restated Certificate of Incorporation, USV and the Company entered into an agreement, dated March 1, 2000, whereby USV waived its right to convert its shares of Series A Preferred Stock until an appropriate amendment to the Company's Restated Certificate of Incorporation is filed with the Delaware Secretary of State. See "Business - E2Enet Acquisition."

         During the year ended December 31, 2000, the Company raised, in accordance with the E2Enet Acquisition Agreement, $5,784,000. To raise these funds, the Company sold $1,250,000 of additional shares of its Series A Preferred Stock, to USV, a limited liability Company controlled by Gregory Earls, the Company's Chairman and Chief Executive Officer, which is the Company's largest shareholder, and $4,534,000 or, $4,337,914 net of issuance costs, of its newly created Series C Preferred Stock, to accredited investors. Of the 4,534 shares of Series C Preferred issued, USV purchased 2,725 shares for $2,725,000. The Series C Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price per share of $1.45, which was determined based on the closing sale price for a share of Common Stock on the closing date of the E2Enet Acquisition, as quoted on the OTC Bulletin Board. Conversion of the 125,000 shares of the Series A Preferred Stock would result in the issuance of approximately 10,246,000 shares of the Company's Common Stock. Conversion of all 4,534 shares of the Series C Preferred Stock would result in the issuance of approximately 3,127,000 shares of the Company's Common Stock. The proceeds of these offerings were used primarily to finance additional investments in new and existing Internet businesses that focus on B2B and B2C e-commerce, the payment of costs incurred and liabilities assumed in connection with the E2Enet Acquisition and related business transactions and ongoing working capital needs. See "Business - E2Enet Acquisition."

         Working capital decreased by $3,295,826 from a negative $794,439 as of December 31, 1999, to a negative $4,090,265 as of December 31, 2000. The most significant components of the decrease in working capital were the accrual of a liability of approximately $2,000,000 related to the guarantee of a put obligation assumed in the E2Enet acquisition and increases in notes payable, of approximately $686,000 and accounts payable for E2Enet, of approximately $387,000, for E2Enet and Buyline combined. Gross accounts receivable increased by $157,964 to $559,253, representing approximately 78 days sales, at December 31, 2000, from $401,289, representing approximately 51 days sales as of December 31, 1999. The increase in accounts receivable was due to clients not paying accounts due according to the terms of their purchase orders. Inventory decreased by $90,741 to $69,834 at December 31, 2000 from $260,575 at December 31, 1999. During the year ended December 31, 2000, accounts payable increased by $711,349, including approximately $507,000 related to E2E to $1,715,586, including $352,562 resulting from manufacturing activities which represented 52 days cost of sales, from $1,004,237, including $318,490 resulting from manufacturing activities which represented 47 days cost of sales in the year ended December 31, 1999.

         Working capital decreased by $481,611 from a negative $312,828 as of December 31, 1998, to a negative $794,439 as of December 31, 1999. Gross accounts receivable decreased by $11,686 to $401,289, representing approximately 51 days sales, at December 31, 1999, from $712,975, representing approximately 52 days sales as of December 31, 1998. Inventory decreased by $325,280 to $260,575 at December 31, 1999 from $585,855 at December 31, 1998 primarily as a result of decreased sales at the LTI facility in Lockhart, Texas. During the year ended December 31, 1999, accounts payable increased by $160,064 to $1,004,237, including $318,490 resulting from manufacturing activities which represented 47 days cost of sales, from $844,173, including $577,359 resulting from manufacturing activities which represented 89 days cost of sales in the year ended December 31, 1998.

         The Series F Stock issued in the Yazam Acquisition may be convertible into 27,374,000 shares of Common Stock of the Company. The issuance of shares of the Company's Common Stock upon the exercise of such warrants or the conversion of the Series F Convertible Preferred Stock into Common Stock will require the prior amendment of the Company's charter to increase the authorized common shares of the Company, as previously disclosed by the Company. In the event that the Company's charter is not amended prior to September 1, 2001, holders of the Company's Series F Convertible Preferred Stock will have the right to sell their shares to the Company in accordance with the terms of the definitive merger agreement. The Yazam stockholders who receive shares of Series F Stock may require the Company after such date to repurchase their shares of Series F Stock for a price per share of the average price of Company Common Stock as reported on the OTC BB (or other applicable nationally recognized market quotation system) for the 20 trading days prior to the date of the request multiplied by 1,000, but not less than $250 per share of Series F Stock (or $0.25 per common share) or a minimum of $6,843,500. Because of this repurchase option, the Series F Convertible Preferred Stock will not be included in the Company's stockholders' equity at the end of the first quarter of 2001.

         The Company cannot determine with certainty whether the average price per share will exceed $0.25 in these circumstances and therefore cannot with certainty estimate the maximum financial obligation to repurchase the Series F Convertible Preferred Stock. Currently, the Company is exploring several alternatives with regard to its obligations under the repurchase obligation including negotiating with Series F stockholders to amend or waive the repurchase obligation or possibly delivering presently authorized but unissued Company Common Stock to Series F stockholders to the extent to which they put their shares to the Company. However, if the Company is required to fund its obligation to repurchase Series F Stock, it may have to raise additional funds to do so and there can be no assurance that the Company will be able to raise such additional funds. See, "BUSINESS - Series F Stock Waiver and Replacement Agreement."

         Historically, the capital the Company needed, both for working capital and to pursue acquisition opportunities, have exceeded the Company's cash flows from operations. These shortfalls have been met by the Company's ability to raise capital through equity transactions involving the Company's convertible preferred stock. The Company's independent certified public accountants have raised this matter in their Report on the Consolidated Financial Statements as contributing to uncertainty over the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to raise capital in the next twelve months. Current economic and business conditions have created a difficult environment in which to raise capital. The Company's ability to execute its business plan is, and its ability to continue as a going concern may be, dependant on its ability to raise capital. See, "BUSINESS - Overview," "SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT," "REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS" and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 2.

         The Company's sources of funds to pursue acquisition opportunities and provide working capital during 2001 will come from equity transactions involving the Company's convertible preferred stock. Management projects approximately $1,800,000 will be invested in new and existing associated companies during 2001. In addition, approximately another $230,000 will be invested in capital expenditures. The Company has allocated approximately $150000 of its projected capital expenditures to equipment additional at LTI's electronics manufacturing facility. The Company is committed to providing adequate capital to LTI's manufacturing operations to improve operations, increase sales and improve profitability. The sources of funds to cover these investments and to provide the Company's working capital will come from operations, sales of the Company's preferred stock and possible sale of investments in associated companies. Management projects that approximately $1-2,000,000 will have to be raised during 2001, through the preferred stock sales to accomplish the Company's goals.

         The Company's ability to support its business objectives is dependent upon its ability to generate cash flow from operations, complete the development of its capital raising operations and attract investors to its equity offerings. While there is no assurance that these objectives can be attained, the Company believes there is a reasonable expectation of achieving these goals. Should the Company be unable to achieve its objectives and successfully execute its business plan, the Company may be required to significantly curtail its acquisition and investment activities.

EFFECT OF INFLATION.

         Inflation has not had a material impact on the Company's operations.

NEW ACCOUNTING PRONOUNCEMENTS.

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows in 2002 and subsequent years.

         Effective January 1, 2001, the Company adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and revises the accounting standards for securitizations and transfers of financial assets and collateral. The adoption of this standard on January 1, 2001 did not have a material effect on the Company's results of operations and financial position. This standard also required new disclosures in 2000. Such requirements were not applicable to the Company.

         In 2000, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25. Interpretation No. 44 clarifies the application of APB No. 25 to the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The Company's policies have been amended for the adoption of FIN No. 44.

         Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, the Company has reviewed its accounting policies for the recognition of revenue. SAB No. 101 was required to be implemented in fourth quarter 2000. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The company's policies for revenue recognition are consistent with the views expressed within SAB No. 101. See note 1, "Summary of Significant Accounting Policies," for a description of the Company's policies for revenue recognition.

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The Company will designate each derivative as belonging to one of several possible categories, based on the intended use of the derivative. The recognition of changes in fair value of a derivative that affect the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (i) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (ii) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects. SFAS 137 delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 138 Accounting For Certain Derivative Instruments and Certain Hedging Activities, Amendment of SFAS No. 133, liberalized the application of SFAS 133 in a number of areas.

         The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001, to affect its financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

         Certain statements in this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can generally be identified by use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. Current economic and business conditions have created a difficult environment in which to raise capital. The Company's ability to execute its business plan is, and its ability to continue as a going concern may be, dependant on its ability to raise capital. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for 2001 and beyond to differ materially from those expressed or implied in such forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

         This Form 10-K also contains forward-looking statements concerning acquisitions and investments, and prospects for acquisitions and investments. The Company cautions that the actual developments and results of the Company's acquisitions and investments may differ from its expectations. There can be no assurance that the conditions necessary to completing any acquisition, investment or related financing transaction will be satisfied, or that any such prospective event will occur. Additional investments by the Company or an unrelated person in any of the Company's associated companies provide no assurance that such associated company will succeed or that the Company's investments will be recovered or profitable. The Company's assets and operations, including results of operations, would be affected materially by the extent to which the Company and the Company's associated companies continue to have access to financing sources on reasonable terms in order to pursue its and their business plans, by the success or failure of the business plans of the Company, and the Company's associated companies, by economic conditions generally and particularly in the developing technology market, by competition and technological changes in the Company's and the Company's associated companies industries and businesses, and by the results of the Company's and the

Company's associated companies operations if and when operating. In addition, the occurrence of any of the foregoing events or the failure of any of the foregoing events to occur would materially affect the Company's assets, operations and results of operations. See, "BUSINESS - Overview," "MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources," "REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS" and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         Interest Rate Risk. The Company presently has no derivative financial instruments. However, the carrying value of other financial instruments, such as accounts receivable, notes receivable, accounts payable and notes payable approximate fair value because of their short-term nature. During the year ended December 31, 2001, the Company had a line of credit. The interest payable on the line of credit that was based on the prime rate and exposed the Company to interest rate risk in the event that the prime rate increased and the Company had outstanding balances under the line of credit. The line of credit was retired as of June 30, 2001.

         Impairment Risk. At December 31, 2000, we held ownership interests in 6 associated companies that were not publicly traded. We assess the net realizable value of these associated companies on a regular basis to determine if we have incurred any other than temporary decline in the value of our investment. For the year ended December 31, 2000, we incurred approximately $12,305,000 in impairment charges, related mainly to our investment in associated companies and the goodwill and/or specific assets associated with our investment in consolidated companies. We may incur additional impairment charges in future periods.

         Foreign Exchange Risk. Because we now have interests in companies that are domiciled outside the United States, we are subject to foreign currency risk. To the extent that we maintain deposits in any country outside the United States, we will be subject to changes in the relative values of the dollar and the currency of the associated company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements of U.S. Technologies Inc. and Report of Independent Certified Public Accountant are set forth on pages F-1 through F-40 of the Consolidated Financial Statements herein:

Report of Independent Certified Public Accountant

Consolidated Balance Sheets -- December 31, 2000 and December 31, 1999.

Consolidated Statements of Earnings -- Years ended December 31, 2000, December 31, 1999 and December 31, 1998.

Consolidated Statements of Stockholder's Equity -- Years ended December 31, 2000, December 31, 1999 and December 31, 1998.

Consolidated Statements of Cash Flows -- Years ended December 31, 2000, December 31, 1999 and December 31, 1998.

Notes to Consolidated Financial Statements.

Quarterly data (unaudited) for U.S. Technologies Inc. for the years ended December 31, 2000 and December 31, 1999. (See Note 20).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                 Not Applicable



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The executive officers of the Company are elected annually by and serve at the pleasure of the Board for one year or until their successors are elected and qualified. The following executive officers of the Company were, or are, not directors:

         David Ledecky became associated with the Company in March 2000 as a consultant and served as Vice-President of operations from May 2000 until December 2000 when he resigned from the Company. From May 1999 to August 1999, Mr. Ledecky was Senior Vice-President and chief operating officer of E2Enet, Inc. Mr. Ledecky was a co-founder, director, senior vice-president, and chief legal administrative officer of Building One Services Corporation (formerly Consolidated Capital Corp. and Ledecky Brothers LLC, predecessor of Building One Services Corporation) from February 1997 to May 1999. From December 1992 to February 1997, Mr. Ledecky was an attorney at the Washington, D.C. law firm of Gomez, Boyd & Luskin. Age: 40.

         J.L. (Skip) Moore served as Executive Vice-President and Chief Operating Officer of the Company from November 1999 until March 2001. Mr. Moore was responsible for all operating activities of the Company's prison-based outsourcing facilities until March 15, 2001, when he resigned from the Company. Prior to joining the Company, Mr. Moore had been employed by the Spear Group in a number of capacities, most recently as chief operating officer. During his tenure at the Spear Group, Mr. Moore served as director and officer of several of the Spear Group's subsidiaries. Age: 46

         Richard C. Legge, Jr. ("Rick") accepted the position of President of Labor-To-Industry in March 2001. From October 2001 to March 2001 he served as acting President of BuyLine.net, one of our associated companies, where his role was to develop a strategy to preserve shareholder value in this struggling e-commerce company. From May 1997 to October 2000 Rick was Division Manager of Joelson-Taylor Products a large regional manufacturer of building products. For the twelve years ended in 1997 Rick lead the growth and international expansion of CES Wireless Electronics where he held positions including Sales Manager, Engineering Manager, V.P. Business Development and President, and then through a management buyout became Principle Owner and Chairman. Rick has over twenty years of electronics manufacturing experience and has led several successful turn-arounds.

         Allyson Holland joined the Company in May 2001 as Vice President of Finance, Controller and Principal Accounting Officer. From 1999 to 2001 Ms. Holland was Vice President of Finance and Administration with Direct Capital Securities Inc., an e-commerce company and capital access firm. From 1998 to 1999 Ms. Holland was Chief Financial Officer and Compliance Officer of Halbert Hargrove, an investment advisory firm and broker dealer. From 1997 to 1998 Ms. Holland was Chief Financial Officer of DBC Securities, a broker dealer and bond analytic company. Ms. Holland has over twenty years experience in the securities and financial services industries including Drexel Burnham and Lambert, Beverly Hills, where she worked in the High Yield and Convertible Bond Department as Vice President of the Business Management Division.

BOARD OF DIRECTORS

BOARD SIZE AND COMPOSITION

         The Company's Bylaws provide that the Board of Directors shall consist of not less than one nor more than fifteen members. Each member of the Board of Directors is elected for a one-year term and until his or her successor is elected and qualified. The Board of Directors voted to expand its size to eight members in April, 2000 in connection with the Company's acquisition of E2Enet, in June, 2000 to nine members and in May, 2001 up to ten members. With respect to the ten present directors of the Company, eight of such directorships are governed by a voting agreement, dated as of April 12, 2000, by and among the Company, USV Partners, LLC, James V. Warren, Northwood Ventures LLC, Northwood Capital Partners LLC and Jonathan J. Ledecky. Under the voting agreement, each of the parties has agreed to vote all of their U.S.

Technologies Common Stock and all other U.S. Technologies securities then owned or acquired so that the board of directors shall be composed of four directors designated by USV Partners, LLC, two directors designated by Jonathan Ledecky and two directors designated jointly by Northwood Ventures LLC and Northwood Capital Partners LLC.

DIRECTORS

Eric D. Becker
Director Since May 2001

         Eric Becker is a Managing Partner and co-founder of Sterling Venture Partners. In 1983 Mr. Becker co-founded and served as a Managing General Partner of Sterling Capital, Ltd. He also co-founded and served as chief executive officer for Tango Communications, a Sterling portfolio company, prior to its sale to a public company. Mr. Becker is a director of a number of Sterling Venture Partners portfolio companies. He serves on the boards of the Maryland/Israel Development Center, Port Discovery Children's Museum, and the Garrison Forest School. Age: 39

Beth Dozoretz
Director since June 2000

         Beth Dozoretz has been Senior Vice President and a Director of FHC Health Systems since June 1998. In 1999, she was the National Finance Chair of the Democratic National Committee. Prior to June 1998, she was primarily a homemaker and active in charitable and political interests. Ms. Dozoretz is also a member of the board of the U.S. Holocaust Memorial Museum, the Executive Committee of the American Israel Public Affairs Committee, George Washington University's National Council for Political Management, Harvard University's John F. Kennedy School of Government Women's Leadership Section, the Rabin Medical Center, the D.C. Jewish Community Center, and the Meridian House. Age:
49

Gregory Earls
Director since February 1999

         Gregory Earls currently is the Chairman of the Board, the Chief Executive Officer and the President of the Company. Mr. Earls presently is also acting in the roles of Chief Financial Officer and Principal Accounting Officer of the Company. Mr. Earls had been the Co-Chairman of the Board and Co-Chief Executive Officer of the Company with James V. Warren from November 1999 until March 15, 2001. Mr. Earls served as sole Chairman of the Company's Board of Directors and sole Chief Executive Officer from February 1999 until he began to share the positions with Mr. Warren in November 1999. Mr. Earls has been President and Chief Executive Officer of U.S. Viewing Corporation, a private investment management Company, since 1980. Mr. Earls is also president and a director of privately held Equitable Production Funding of Canada, Inc., a film licensing and communications holding Company. He is also president and a director of National Networks, Inc., a private investment Company. From 1992 to 1996, he served as chairman of the board of directors of Health and Sciences Television Network, Inc., a distributor of educational programming which was acquired by Primedia, Inc. in

1996. Mr. Earls has served as a director of Jayhawk Acceptance Corporation since he co-founded the finance Company in 1994. Mr. Earls' previous business experience also included work with a large investment banking firm in the 1990's. Age: 56

Arthur J.  Maxwell
Director since April 2000

         Since 1989 Arthur Maxwell has been president and chief executive officer of Affordable Interior Systems, one of the largest business furniture manufacturers in the U.S. Age: 43.

George J.  Mitchell
Director since April 2000

         The Honorable George J. Mitchell was a U.S. Senator from Maine from 1980 to 1995, and was Senator Majority Leader from 1989 to 1995. Since 1995, Senator Mitchell has been senior counsel to Verner, Liipfert, Bernard, McPherson & Hand of Washington, D.C., and senior counsel to Preti, Flaherty, Beliveau, Pachios & Halley of Portland, Maine. Senator Mitchell was Chairman of the Northern Ireland Peace Talks from 1996 to 1998. He also is a member of the board of directors of Federal Express Corporation, Unum Provident Corporation, KTI, Inc., The Walt Disney Company, Xerox Corporation, Starwood Hotels and Resorts, Unilever NV, Casella Waste Systems, Inc. and Staples, Inc. Age: 67

Carl J. ("Rick") Rickertsen
Director since April 2000

         Carl J. Rickertsen has been chief operating officer and a partner at Thayer Capital Partners, a Washington, D.C. investment management firm, since 1994. Mr. Rickertsen heads Thayer Capital Partners' information technology practice. He also is chairman of the board of directors of SAGA Systems, Inc., and a director of E-Plus Inc. and Global Vacation Group, Inc. Age: 41

Peter G.  Schiff
Director since April 2000

         Peter G. Schiff is President of Northwood Ventures LLC, a private venture capital investment firm which he co-founded in 1983. He is also President of Northwood Capital Partners LLC and managing general partner of Rabbit Hollow Partners. Age: 49

James V. Warren
Director since November 1999

         Mr. Warren was the Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company from November 1999 until March 15, 2001. He and Mr. Earls shared responsibilities as Co-Chairmen of the Board of Directors and Co-Chief Executive Officers of the Company. Mr. Warren also is President and Chief Executive Officer of The Spear Group, a global professional management Company located in Atlanta, Georgia that he co-founded in

1981. The Spear Group develops and implements solutions for personnel and human resources management. Age: 67

William H. Webster
Director since April 2000

         The Honorable William H. Webster has been a senior partner in the Washington, D.C. office of the law firm of Milbank, Tweed, Hadley & McCloy since 1991. From 1987 to 1991, he was the Director of the U.S. Central Intelligence Agency. Mr. Webster was Director of the Federal Bureau of Investigation from 1978 to 1987. He was a judge on the U.S. Court of Appeals, 8th Circuit, from 1973 to 1978. Age: 77

Henry T. Wilson
Director since April 2000

         Henry T. Wilson has been a managing director of Northwood Ventures LLC and Northwood Capital Partners LLC, private venture capital investment firms, since 1991. From 1986 to 1991, he was a Vice-President for investment banking at Merrill Lynch & Co. Age: 41

BOARD COMMITTEES AND MEETINGS

         In the past year, the Board of Directors met three times, the Compensation Committee met twice and the Audit Committee met once. All directors attended at least 75% of the full board and individual committee meetings.

         Executive Committee. The Board of Directors has an Executive Committee composed of Gregory Earls, Carl J. Rickertsen and Peter G. Schiff. Mr. Earls serves as the Executive Committee Chairman. This committee was formed, and its members elected, by the Company's Board of Directors at its meeting held on May 15, 2000. During the intervals between meetings of the Board of Directors, this committee has the authority to exercise all of the powers of the Board of Directors in the management of the Company's business, property and affairs unless restricted by statute, by the Company's Restated Certificate of Incorporation, or by its Bylaws. This committee must exercise such authority in the best interests of the Company and consistent with any specific directions of the Board of Directors.

         Pursuant to resolutions adopted by the Board of Directors of the Company, the Board of Directors delegated to the Executive Committee the authority to approve any of the Company's equity investments not exceeding $1,000,000. Any such equity investments exceeding $1,000,000 requires the approval of the entire Board of Directors.

         Compensation Committee. The Board of Directors has a Compensation Committee composed of George J. Mitchell, Carl J. Rickertsen and Peter G. Schiff. Mr. Rickertsen serves as the Compensation Committee Chairman. This committee was formed, and its members elected, by the Company's Board of Directors at its meeting held on May 15, 2000. This Committee's responsibilities include administration of the Company's option plans.

         Audit Committee. The Board of Directors has an Audit Committee composed of William H. Webster, Henry T. Wilson, and Arthur Maxwell. Mr. Webster serves as the Audit Committee Chairman. The Audit Committee was formed, and its members elected, by the Company's Board of Directors on May 15, 2000. This committee has the duties of recommending to the Board of Directors the appointment of independent auditors, reviewing their charges for services, reviewing the scope and results of the audits performed, reviewing the adequacy and operation of the Company's internal accounting controls, and performing other accounting, financial and operating control duties with respect to the Company. The Company's Audit Committee is not required to have a charter. However, on September 6, 2000, the Audit Committee approved and on September 12, 2000, the Board of Directors adopted an Audit Committee Charter, a copy of which will be attached as an Appendix to the Company's Proxy Statement for its Annual Meeting. The Board of Directors believes that all members of the Audit Committee are independent within the meaning of the NASD listing standards and SEC rules.

BOARD COMPENSATION

         Directors of the Company are reimbursed for travel expenses related to their service on the Board of Directors. This reimbursement was the sole compensation directors received from the Company for their service as directors until 2000 when directors were granted stock options. Mr. Earls and the outside directors of the Company at the time of the closing of the E2E Acquisition were each awarded 250,000 stock options as of February 21, 2000 at an exercise price of $0.90. Those directors were Messrs. Webster, Mitchell, Rickertsen, Schiff, Wilson and Earls. Outside director Beth Dozoretz received a similar award of 250,000 stock options as of June 1, 2000 at an exercise price of $0.98. These options all have a three year vesting period.

         The Chairmen of the three Board Committees are awarded 15,000 stock options for their service. Such awards, with an exercise price of $1.34 per share, were made on May 16, 2000 to each of Messrs. Earls, Rickertsen and Webster. Each member, including the Chairmen, of the Board Committees are awarded 25,000 stock options for their service. Such awards, with an exercise price of $1.34 per share, were made on May 16, 2000, to each of Messrs. Earls, Mitchell, Webster, Wilson and Maxwell. Because Messrs. Rickertsen and Schiff are on two committees, they received 50,000 stock options each. All of these option grants have a three year vesting period, which requires the directors' service to continue through such period. These stock option awards and the June 1, 2000 grant to Beth Dozoretz were made subject to the condition that the Charter Amendment authorizing additional Common Stock becomes effective.

         On June 6, 2000, Mr. Earls was awarded 1,200,000 stock options as of June 6, 2000 at an exercise price of $1.56. These options have a four year vesting period.

         On May 11, 2001, the Board of Directors were awarded 350,000 stock options each for their services for the most recent year. Such awards were made with an exercise price of $0.28 per share and have a three year vesting period, which requires directors service to continue through such period. Each director that served on a Board Committee received an additional 25,000 stock options. Such awards were made to each of Messrs. Maxwell, Mitchell, Rickertsen, Schiff, Webster and Wilson. Each director that served as a chairman of a Board Committee received an additional 25,000 stock options. Such awards were made to Messrs. Rickertsen and

Webster. On the same date, Mr. Earls received 2,400,000 stock options for his service to the Company over the past year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons who own more than 10% of the outstanding Common Stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the Company's Common Stock held by such persons. Officers, directors and greater than 10% stockholders also are required to furnish the Company with copies of all forms they file under Section 16(a).

         To the best of the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during 2000, the Company has complied with all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The table below sets forth compensation paid by the Company and its subsidiaries for services rendered in all capacities during the year ended 2000 to each Co-Chief Executive Officer of the Company and the only other executive officer of the Company whose compensation for 2000 exceeded $100,000.

SUMMARY COMPENSATION TABLE

                                                         SUMMARY COMPENSATION

                                    ANNUAL COMPENSATION                                LONG-TERM COMPENSATION
                           -------------------------------------       --------------------------------------------------
                                                                       RESTRICTED      ALL
                                                                          STOCK      OPTIONS/      LTIP
  NAME AND PRINCIPAL       FISCAL    SALARY       BONUS    OTHER         AWARDS(S)     SARS       PAYOUTS      OTHER
       POSITION             YEAR      ($)          ($)      ($)            ($)          (#)          ($)    COMPENSATION
-------------------------------------------------------------------------------------------------------------------------
Gregory Earls (1)
Chairman of the             2000     250,000        0        0              0        1,450,000        0           0
Board, President and        1999      99,918        0        0              0          850,000        0           0
Chief Executive             1998           0        0        0              0                0        0           0
Officer

James Warren (2)
Former Co-Chairman of       2000           0        0        0              0                0        0           0
the Board and Former        1999           0        0        0              0        1,500,000        0           0
Co-Chief Executive          1998           0        0        0              0                0        0           0
Officer

J.L. (Skip) Moore (3)
Executive Vice President    2000     111,023        0        0              0          300,000        0           0
                            1999           0        0        0              0          400,000        0           0
                            1998           0        0        0              0                0        0           0


(1) Mr. Earls was appointed Chief Executive Officer of the Company on February 11, 1999. From November 29, 1999 to March 15, 2001, Mr. Earls served as Co-Chief Executive Officer with James V. Warren.

(2) Mr. Warren was appointed and served as Co-Chief Executive Officer of the Company from November 29, 1999 until March 15, 2001

(3) Mr. Moore resigned from the Company in March 2001, the 300,000 options granted to Mr. Moore were terminated on the date of his resignation.


                                           OPTION GRANTS

                         INDIVIDUAL GRANTS       POTENTIAL REALIZATION VALUE
                                                  AT ASSUMED ANNUAL RATES OF
                                                 STOCK PRICE APPRECIATION FOR
                                                          OPTION TERM
                     --------------------------  ----------------------------
                      NUMBER OF     % OF TOTAL
                     SECURITIES       OPTIONS
                     UNDERLYING     GRANTED TO     EXERCISE OR
                       OPTIONS     EMPLOYEES IN     BASE PRICE    EXPIRATION
    NAME             GRANTED(1)     FISCAL YEAR    PER SHARE(2)      DATE          5%(3)         10%(3)
---------------------------------------------------------------------------------------------------------
Gregory Earls(4)     1,200,000(5)     17.5%           1.562         06/06/10     1,178,800      2,987,300
Gregory Earls          250,000         3.6%            0.90         02/21/10       139,600        354,600
J.L. (Skip) Moore      300,000         4.4%           1.343         06/06/10       253,400        642,000

         (1)      Unless otherwise noted, options vest on a three-year schedule.

         (2) On the date of grant, all options were granted at market price.

         (3) The dollar amounts under these columns are the result of calculations from the date of grant to the expiration of the option at the 5% and 10% annual appreciation rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the price of the Common Stock. No gain to the optionee is possible without an increase in price of the Common Stock. In order to reach the potential values set forth in the 5% and 10% columns of this table for options with a ten year term, the price per share of the Company's Common Stock would be $2.544, $1.450 and $2.188, respectively. In order to reach the potential values set forth in the 10% column of this table for options with a ten year term, the price per share of the Company's Common Stock would be $4.051, $2.308 and $3.483, respectively.

         (4) These option grants are conditional; options may only be exercised following amendment of the Company's Charter to authorize the issuance of additional shares of Common Stock.

         (5)      These options vest equally over four years.


                                       OPTIONS EXERCISED IN 2000 AND 2000 YEAR-END VALUES

    (A)                  (B)          (C)                       (D)                                   (E)
------------------------------------------------------------------------------------------------------------------------
                       SHARES        VALUE        NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-MONEY
                     ACQUIRED ON   REALIZED     UNEXERCISED OPTIONS/SARS AT FY-END         OPTIONS/SARS AT FY-END ($)
   NAME             EXERCISE (#)      ($)         (#) EXERCISABLE/ UNEXERCISABLE           EXERCISABLE/ UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------
Gregory Earls            ---          ---            1,200,000 / 1,450,000(1)                        - 0 -
James Warren             ---          ---                  1,500,000 / 0                             - 0 -
J.L. (Skip) Moore        ---          ---            400,000 / 300,000(1)(2)                         - 0 -

         (1) These option grants are conditional; such options may only be exercised following amendment of the Company's Charter to authorize the issuance of additional shares of Common Stock.

         (2) Mr. Moore resigned from the Company in March 2001, and the 300,000 options granted to Mr. Moore in the year ended December 31, 2000 were terminated.

STOCK OPTION PLANS

         On November 1, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the "1999 Stock Option Plan"). The 1999 Stock Option Plan originally reserved 3,115,000 shares of Common Stock to be issued to officers, directors and key employees of the Company and its subsidiaries and affiliates. On February 21, 2000, the Board of Directors of the Company approved amendments to the 1999 Stock Option Plan, which included, among other things, the authorization to make option grants under such plan to consultants and an increase in the amount of shares of Common Stock available for sale under the 1999 Stock Option Plan to 22,500,000, subject to certain conditions including the effectiveness of the Charter Amendment. See "Business - E2E Acquisition."

         On May 11, 2001, the Board of Directors of the Company approved amendments to the 1999 Stock Option Plan, as amended, to authorize an increase in the number of shares of Common Stock available for grants under the 1999 Stock Option Plan, as Amended to 30 million; provided, however that options shall not be exercisable with respect to more than 8,000,000 shares unless the Company's charter has been amended to authorize the issuance of at least 200,000,000 shares of Common Stock.

         The Company granted 6,861,667 options under the 1999 Stock Option Plan to twenty employees and consultants other than directors and named executive officers in the year ended December 31, 2000. These options carry an exercise price of either $0.90 or $1.343 per share, based on the closing sale price of the Common Stock on the date of grant. On November 5, 1999, Gregory Earls was granted 850,000 options at an exercise price of $0.125 per share.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL

         The Company added James V. Warren and J.L. (Skip) Moore to its management team by entering into a Management Agreement, dated as of November 29, 1999, with Mr. Warren and Mr. Moore. Under the terms of the Management Agreement, Mr. Warren was elected a director, co-chairman of the Company's board of directors, and co-chief executive officer. Gregory Earls' positions as chairman and chief executive officer of the Company were modified to include Mr. Warren. Mr. Moore was elected to serve as the Company's executive vice-president and chief operating officer. The accounting functions of the Company were moved from the Company's manufacturing facility at Lockhart, Texas to Atlanta, Georgia in accordance with the Management Agreement. Mr. Warren resigned his position as co-chairman and co-chief executive officer effective March 15, 2001. Mr. Moore resigned from the Company in March, 2001. See "Certain Relationships and Related Transactions."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Until May 15, 2000, the Board of Directors did not have a separate compensation committee. Prior to May 15, 2000, all decisions regarding management compensation were made by the full Board of Directors. From February 1999 to November 1999, Gregory Earls was the sole member of the Board of Directors. From November 1999 until April 2000, the Board of




                                      -43

Directors consisted solely of Gregory Earls and James V. Warren. During their respective terms as directors, Messrs. Earls and Warren were also executive officers of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.

                               SECURITY OWNERSHIP

         The following table shows as of April 25, 2001, the number of all shares of the Company's voting securities beneficially held by each director, by each named executive officer and by each person known by the Company to beneficially own 5% or more of any class of the Company's voting securities, and by all directors and executive officers as a group. Except as otherwise indicated, to our knowledge, each owner has sole voting and investment power over his shares.

                       SHARES OF
                         COMMON
                         STOCK
                      BENEFICIALLY
                         OWNED
                        ASSUMING
                       CONVERSION
                         OF ALL
                       VESTED AND
                        UNVESTED                             SHARES OF                            SHARES OF
                      OPTIONS AND                             SERIES A                            SERIES B
                      WARRANTS TO                            PREFERRED                            PREFERRED
                        ACQUIRE                                 STOCK                % OF            STOCK                 % OF
                         COMMON               % OF          BENEFICIALLY           SERIES A       BENEFICIALLY            SERIES B
 NAME                   STOCK(1)             CLASS(2)          OWNED(1)              CLASS          OWNED(1)               CLASS
-----------------------------------------------------------------------------------------------------------------------------------
Gregory                6,043,027(5)           12.91%          587,000(6)            93.92%                 --                 --
Earls(4)

USV Partners,          2,549,352               5.45%          507,140(9)            81.14%                 --                 --
LLC(8)

Jonathan                      --                 --                --                  --           52,641.85              47.00%
Ledecky(11)

Northwood
Ventures                      --                 --                --                  --           49,656.77              44.34%
LLC(12)

Texas Pacific          1,109,055(14)           2.37%               --                  --                  --                 --
Group(13)

The Carlyle              857,671(14)           1.83%               --                  --                  --                 --
Group(15)

James V.               7,857,152(17)          16.79%            5,000(18)               *                  --                 --
Warren(16)

Northwood
Capital
Partners                      --                 --                --                  --            7,094.17               6.33%
LLC(19)

Microdent                295,749(14)              *                --                  --                  --                 --
Ltd.(20)

China
Development
Industrial               184,843(14)              *                --                  --                  --                 --
Bank(21)

Peter G.                 400,000(23)              *                --                  --                  --                 --
Schiff(22)

Carl J.                  415,000(25)              *                --                  --                  --                 --
Rickertsen(24)

George J.                375,000(27)              *                --                  --               69.79(28)              *
Mitchell(26)

William H                390,000(30)              *                --                  --                  --                 --
Webster(29)

Henry T.                 375,000(33)              *                --                  --                  --                 --
Wilson(32)

Arthur J.                375,000(35)              *                --                  --                  --                 --
Maxwell(34)

Beth                     350,000(38)              *                --                  --                  --                 --
Dozoretz(37)

J. L. (Skip)             400,000(40)              *                --                  --                  --                 --
Moore(39)

David                    700,000(42)           1.50%               --                  --              174.26(43)              *
Ledecky(41)

Accenture LLP
(f/k/a Andersen
  Consulting                  --                 --                --                 --                   --                 --
  L.L.P.)(44)

ALL DIRECTORS         17,680,179              37.78%          592,000               94.72%             244.05                  *
AND EXECUTIVE
OFFICERS AS A
GROUP(45)

                                                                                                      SHARES OF
                                                                                                     COMMON STOCK
                                                                                                     BENEFICIALLY
                                                                                                        OWNED
                                                                                                      ASSUMING
                                                                                                      CONVERSION            % OF
                                                                                                       OF ALL          ALL CLASSES
                                                                                                     OUTSTANDING       COMBINED AND
                                                                                                      CLASSES OF            ALL
                   SHARES OF                    SHARES OF                   SHARES OF                  PREFERRED        OUTSTANDING
                   SERIES C                     SERIES D                    SERIES F                   STOCK AND        OPTIONS AND
                   PREFERRED                    PREFERRED                   PREFERRED                  EXERCISE OF        WARRANTS
                     STOCK          % OF          STOCK        % OF           STOCK         % OF       ALL OPTIONS      CONVERTED TO
                  BENEFICIALLY     SERIES C    BENEFICIALLY   SERIES D     BENEFICIALLY    SERIES F    AND WARRANTS        COMMON
 NAME              OWNED(1)         CLASS       OWNED(1)       CLASS        OWNED(1)        CLASS     OUTSTANDING(1)       STOCK(3)
------------------------------------------------------------------------   ------------   ------------------------------------------
Gregory             2,120(7)      46.76%          --             --            --             --        55,619,850(5)       29.89%
Earls(4)

USV Partners,       2,120(10)     46.76%          --             --            --             --        45,580,273          24.49%
LLC(8)

Jonathan               --            --           --             --            --             --        26,320,923          14.14%
Ledecky(11)

Northwood
Ventures               --            --           --             --            --             --        24,828,385          13.34%
LLC(12)

Texas Pacific          --            --           --             --     10,119.77          36.96%       11,228,825           6.03%
Group(13)

The Carlyle            --            --           --             --      7,825.96          28.59%        8,683,631           4.67%
Group(15)

James V                --            --           --             --            --             --         8,266,988           4.44%
Warren(16)

Northwood
Capital
Partners               --            --           --             --            --             --         3,547,085           1.91%
LLC(19)

Microdent              --            --           --             --      2,698.61           9.85%        2,994,359           1.61%
Ltd.(20)

China
Development
Industrial             --            --           --             --      1,686.63           6.16%        1,871,473           1.01%
Bank(21)

Peter G                --            --           --             --            --             --           400,000              *
Schiff(22)

Carl J                 --            --           --             --            --             --           415,000              *
Rickertsen(24)

George J               --            --           --             --            --             --           409,893              *
Mitchell(26)

William H             150(31)      3.31%          --             --            --             --           493,448              *
Webster(29)

Henry T                --            --           --             --            --             --           375,000              *
Wilson(32)

Arthur J              500(36)     11.03%          --             --            --             --           719,828              *
Maxwell(34)

Beth                   --            --           --             --            --             --           350,000              *
Dozoretz(37)

J. L. (Skip)           --            --           --             --            --             --           400,000              *
Moore(39)

David                  --            --           --             --            --             --           787,131              *
Ledecky(41)

Accenture LLP
(f/k/a Andersen
  Consulting           --            --      1,552.5            100%           --             --         1,552,500              *
  L.L.P.)(44)

ALL DIRECTORS        2770         61.09%          --             --            --             --        68,237,138          36.67%
AND EXECUTIVE
OFFICERS AS A
GROUP(45)

* CONSTITUTES LESS THAN 1% OF THE COMPANY'S CLASS OF, OR FULLY-DILUTED, STOCK AS APPLICABLE.

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares, or has the right within sixty
         (60) days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act, however, all options awarded through April 25, 2001 are included without regard to Rule 13d-3. Options to purchase shares of Common Stock will be considered to be vested if such options vest by June 24, 2001.

(2) The percentage of ownership reported for each person, entity or group appearing in this column is based on the 29,086,786 shares of Common Stock outstanding as of April 25, 2001, plus shares of Common Stock issuable upon the exercise or conversion of all outstanding options and warrants (including shares of Common Stock issuable upon the exercise of all unvested options and shares of Common Stock issuable upon the exercise or conversion of options and warrants which are not exercisable or convertible until after the amendment of the Company's Restated Certificate of Incorporation, as described herein (the "Charter Amendment"). Assuming such exercises and conversions, the Company would have 46,800,953 shares outstanding. For purposes of calculating the percentage in this column, we have assumed that no shares of the Company's preferred stock have been converted into shares of Common Stock notwithstanding the fact that up to 38,000 shares of Series A Preferred Stock under certain circumstances may be converted into 3,114,734 shares of Common Stock.

(3) The percentage of ownership reported for each person, entity or group appearing in this column is based on the 29,086,786 shares of Common Stock outstanding as of April 25, 2001, plus shares of Common Stock issuable upon the exercise or conversion of all outstanding options and warrants and the conversion of all shares of Series A, Series B, Series C, Series D and Series F Preferred Stock (including shares of Common Stock issuable upon the exercise of all unvested options and all shares of Common Stock issuable upon the exercise or conversion of options, warrants, Series A, Series B, Series C, Series D and Series F shares which are not exercisable or convertible until after the Charter Amendment). Assuming such exercises and conversions, the Company would have 186,083,856 shares of Common Stock outstanding.

(4)      Mr. Earls is the Chairman and Chief Executive Officer of the Company.

(5) This amount includes the following shares which may be deemed to be beneficially owned by Mr. Earls: (i) 500,000 shares issuable upon the exercise of warrants held directly by The Earls Family Limited Partnership; (ii) 693,675 shares owned directly by Equitable Production Funding, Inc.; (iii) 2,300,000 shares issuable upon the exercise of stock options issued to Mr. Earls under the Company's 1999 Stock Option Plan, as amended (the "1999 Plan"); and (iv) 2,549,352 shares of Common Stock held by USV Partners, LLC ("USV"). Mr. Earls is the sole member of USV Management, LLC, the manager of USV, and an investor in USV. For purposes of Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Earls may be deemed to be the beneficial owner of all shares owned by USV. Mr. Earls disclaims beneficial ownership over the shares of Common Stock held directly by USV, except for an amount of such shares held by USV represented by Mr. Earls' pecuniary interest therein. This amount excludes shares beneficially owned by James V. Warren.

         For purposes of Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Earls may be deemed to be the beneficial owner of all shares owned by James V. Warren because Mr. Earls is entitled to vote Mr. Warren's shares solely for purpose of effecting the Charter Amendment. Mr. Earls disclaims beneficial ownership over all shares of Common Stock beneficially owned by Mr. Warren.

         For purposes of Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Earls may be deemed to be the beneficial owner of all shares owned by The Earls Family Limited Partnership and Equitable Production Funding, Inc. because Mr. Earls owns all of the capital stock of Equitable Production Funding, Inc. and controls The Earls Family Limited Partnership.

         Pursuant to an agreement entered into by Mr. Earls, USV and The Earls Family Limited Partnership in favor of the Company, such parties have agreed not to convert any securities held by them which are convertible into shares of Common Stock (including options, warrants, Series A preferred shares and Series C preferred shares) until after the Charter Amendment.

         Of the amount included in this column: (i) 1,233,333 shares of Common Stock are issuable upon the exercise of vested options and warrants not exercisable until after the Charter Amendment and (ii) an additional 1,066,667 shares of Common Stock are issuable upon the exercise of unvested options which are not exercisable until after the Charter Amendment.

(6) Such shares of Series A Preferred Stock are convertible into 48,114,754 shares of Common Stock. The amount shown includes 507,140 shares of the Company's Series A Preferred Stock, which are convertible into 41,568,852 shares of Common Stock, held directly by USV. Mr. Earls is the sole member of USV Management, LLC, the manager of USV, and an investor in USV. For purposes of Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Earls may be deemed to be the beneficial owner of all shares owned by USV. Mr. Earls disclaims beneficial ownership over the shares of Common Stock held directly by USV, except for an amount of such shares held by USV represented by Mr. Earls' pecuniary interest therein.

         Pursuant to an agreement entered into by Mr. Earls, USV and The Earls Family Limited Partnership in favor of the Company, such parties have agreed not to convert any securities convertible into shares of Common Stock (including options, warrants, Series A preferred shares and Series C preferred shares) until after the Charter Amendment.

(7) These 2,120 shares of Series C Preferred Stock, which are mandatorily convertible into 1,462,069 shares of Common Stock after the Charter Amendment, are held directly by USV. Mr. Earls is the sole member of USV Management, LLC, the manager of USV. For purposes of Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Earls may be deemed to be the beneficial owner of all shares owned by USV. Mr. Earls disclaims beneficial ownership over the shares of Common Stock directly beneficially owned by USV, except for an amount of such shares held by USV represented by Mr. Earls' pecuniary interest therein.

         Pursuant to an agreement entered into by Mr. Earls, USV and The Earls Family Limited Partnership in favor of the Company, such parties have agreed not to convert any securities held by them which are convertible into shares of Common Stock (including shares of Series C Preferred Stock) until after the Charter Amendment.

(8) USV's address is c/o U.S. Technologies Inc., 1130 Connecticut Avenue, NW, Suite 700, Washington, D.C. 20036.

(9) Such shares of Series A Preferred Stock are convertible into 41,568,852 shares of Common Stock. Pursuant to an agreement entered into by USV in favor of the Company, USV has agreed not to convert any securities held by them which are convertible into shares of Common Stock (including shares of Series A Preferred Stock) until after the Charter Amendment.

(10) Such shares of Series C Preferred Stock are mandatorily convertible into 1,462,069 shares of Common Stock after the Charter Amendment. Pursuant to an agreement entered into by USV in favor of the Company, USV has agreed not to convert any securities held by it which are convertible into shares of Common Stock (including shares of Series C Preferred Stock) until after the Charter Amendment.

(11) Mr. Ledecky's address is c/o U.S. Technologies Inc., 1130 Connecticut Avenue, NW, Suite 700, Washington, D.C. 20036.

(12) Northwood Ventures LLC's and Northwood Capital Partners LLC's address is 485 Underhill Boulevard #205, Syosset NY 11791-3491. These entities will be referred to herein together as "Northwood" and may be deemed to be a "group" for purposes of Rule 13d of the Exchange Act.

(13) Texas Pacific Group's address is 201 Main Street, Suite 2420, Fort Worth, Texas 76111. The amount shown includes: 5,608.18 shares of Series F preferred stock and 614,617 warrants owned directly by TPG Partners III, L.P., 728.61 shares of Series F preferred stock and 79,851 warrants owned directly by TPG Parallel III, L.P., 146.66 shares of Series F preferred stock and 16,072 warrants owned directly by TPG Dutch Parallel III, C.V., 338.14 shares of Series F preferred stock and 37,058 warrants owned directly by TPG Investor III, L.P., 2,599.83 shares of Series F preferred stock and 284,923 warrants owned directly by T2 Partners, L.P., 196.38 shares of Series F preferred stock and 21,522 warrants owned directly by T3 Parallel, L.P., 151.07 shares of Series F preferred stock and 16,556 warrants owned directly by T3 Dutch Parallel, C.V., 145.58 shares of Series F preferred stock and 15,955 warrants owned directly by T3 Investors, L.P., 8.84 shares of Series F preferred stock and 969 warrants owned directly by FOF Partners III, L.P., and 196.48 shares of Series F preferred stock and 21,532 warrants owned directly by FOF Partners III-B, L.P.

(14)     This amount represents warrants to purchase shares of Common Stock.

(15) The Carlyle Group holds these shares through CIPE Investment I, L.P. and its address is 57 Berkeley Square, London, W1X5DA, United Kingdom.

(16)     Mr. Warren is a director of the Company.

(17) This amount includes: (i) 6,318,652 shares of Common Stock that are owned directly by Mr. Warren and may be voted by Mr. Earls in favor of the Charter Amendment as discussed in footnote five above; (ii) 1,500,000 shares of Common Stock issuable upon the exercise of presently exercisable stock options issued to Mr. Warren under the 1999 Plan; and (iii) 38,500 shares of Common stock owned directly by Mr. Warren's wife, which Mr. Warren may be deemed to beneficially own.

(18) Such shares of Series A Preferred Stock are convertible into 409,836 shares of Common Stock after the Charter Amendment becomes effective. Mr. Warren invested $50,000 in USV in April 2000 and acquired a membership interest in USV. Based on Mr. Warren's investment in USV, Mr. Warren may be deemed to have a beneficial interest in shares of Series A Preferred Stock held by USV in an amount so disclosed in this column.

(19) Northwood Capital Partners LLC's address is 485 Underhill Boulevard, #205, Syosset, NY 11791-3491. See Note 12.

(20) Microdent Ltd.'s address is Technology Park, Manhat, 91487, Jerusalem, Israel.

(21) China Development Industrial Bank Inc.'s address is 9 F 125 Nanking East Road, Section 5, Taipei 105, Taiwan.

(22) Mr. Schiff is a director of the Company. Mr. Schiff is the president of both Northwood Ventures LLC and Northwood Capital Partners LLC. For purposes of Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Schiff may be deemed to be the beneficial owner of these shares.

(23) This amount includes: (i) 83,333 shares of Common Stock issuable upon the exercise of presently exercisable vested options; (ii) an additional 50,000 shares of Common Stock issuable upon the exercise of options which will vest on June 6, 2001 but may not be exercised until after the Charter Amendment; (iii) an additional 100,000 shares of Common Stock issuable pursuant to options which have not vested and are subject to the Charter Amendment; and (iv) 166,666 shares of Common Stock issuable upon the exercise of options which have not vested and are not subject to the Charter Amendment. Such options were received as compensation for service on the Company's board of directors.

(24)     Mr. Rickertsen is a director of the Company.

(25) This amount includes: (i) 83,333 shares of Common Stock issuable upon the exercise of presently exercisable vested options; (ii) an additional 55,000 shares of Common Stock issuable upon the exercise of options which will vest on June 6, 2001 but may not be exercised until after the Charter Amendment; (iii) an additional 110,000 shares of Common Stock issuable pursuant to options which have not vested and are subject to the Charter Amendment; and (iv) 166,666 shares of Common Stock issuable upon the exercise of options which have not vested and are not subject to the Charter Amendment. Such options were received as compensation for service on the Company's board of directors.

(26)     Senator Mitchell is a director of the Company.

(27) This amount includes: (i) 83,333 shares of Common Stock issuable upon the exercise of presently exercisable vested options; (ii) an additional 41,600 shares of Common Stock issuable upon the exercise of options which will vest on June 6, 2001 but may not be exercised until after the Charter Amendment; (iii) an additional 83,400 shares of Common Stock issuable pursuant to options which have not vested and are subject to the Charter Amendment; and (iv) 166,666 shares of Common Stock issuable upon the exercise of options which have not vested and are not subject to the Charter Amendment. Such options were received as compensation for service on the Company's board of directors.

(28) Such shares of Series B Preferred Stock are mandatorily convertible into 34,893 shares of Common Stock after the Charter Amendment.

(29)     Judge Webster is a director of the Company.

(30) This amount includes: (i) 83,333 shares of Common Stock issuable upon the exercise of presently exercisable vested options; (ii) an additional 46,667 shares of Common Stock issuable upon the exercise of options which will vest on June 6, 2001 but may not be exercised until after the Charter Amendment; (iii) an additional 93,333 shares of Common Stock issuable pursuant to options which have not vested and are subject to the Charter Amendment; and (iv) 166,666 shares of Common Stock issuable upon the exercise of options which have not vested and are not subject to the Charter Amendment. Such options were received as compensation for service on the Company's board of directors.

(31) Such shares of Series C Preferred Stock are mandatorily convertible into 103,448 shares of Common Stock after the Charter Amendment.

(32) Mr. Wilson is a director of the Company. Mr. Wilson is a managing director of both Northwood Ventures LLC and Northwood Capital Partners LLC. For purposes of Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Wilson may be deemed to be the beneficial owner of shares held by Northwood.

(33) This amount includes: (i) 83,333 shares of Common Stock issuable upon the exercise of presently exercisable vested options; (ii) an additional 41,600 shares of Common Stock issuable upon the exercise of options which will vest on June 6, 2001 but may not be exercised until after the Charter Amendment; (iii) an additional 83,400 shares of Common Stock issuable pursuant to options which have not vested and are subject to the Charter Amendment; and (iv) 166,666 shares of Common Stock issuable upon the exercise of options which have not vested and are not subject to the Charter Amendment. Such options were received as compensation for service on the Company's board of directors.

(34)     Mr. Maxwell is a director of the Company.

(35) This amount includes: (i) 83,333 shares of Common Stock issuable upon the exercise of presently exercisable vested options; (ii) an additional 41,600 shares of Common Stock issuable upon the exercise of options which will vest on June 6, 2001 but may not be exercised until after the Charter Amendment; (iii) an additional 83,400 shares of Common Stock issuable pursuant to options which have not vested and are subject to the Charter Amendment; and (iv) 166,666 shares of Common Stock issuable upon the exercise of options which have not vested and are not subject to the Charter Amendment. Such options were received as compensation for service on the Company's board of directors.

(36) Such shares are convertible into 344,828 shares of Common Stock. Such shares are held directly by Affordable Interior Systems. Mr. Maxwell is the President and Chief Executive Officer of Affordable Interior Systems. For purposes of Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Maxwell may be deemed to be the beneficial owner of these shares. However, Mr. Maxwell disclaims beneficial ownership of any of the shares owned by Affordable Interior Systems.

(37)     Ms. Dozoretz is a director of the Company.

(38) This amount includes: (i) 87,500 shares of Common Stock issuable upon the exercise of options which will vest in the first week of June 2001 but may not be exercised until after the Charter Amendment and (ii) an additional 262,500 shares of Common Stock issuable pursuant to options which have not vested and are subject to the Charter Amendment. Such options were received as compensation for service on the Company's board of directors.

(39)     Mr. Moore resigned from the Company in March 2001.

(40)     All of Mr. Moore's options are currently vested and exercisable.

(41)     Mr. Ledecky resigned from the Company in December 2000.

(42) Upon Mr. Ledecky's resignation from the Company, Mr. Ledecky's options became fully vested, but 300,000 of such options are not exercisable until after the Charter Amendment.

(43) Such shares are mandatorily convertible into 87,131 shares of Common Stock after the Charter Amendment

(44)     Accenture LLP's address is 100 South Wacker Drive, Chicago Illinois
         60606.

(45) Includes the shares described in all footnotes above relating to directors and executive officers. There were no other executive officers of the Company as of December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company issued 500,000 shares of its Series A Stock to USV in a subscription offering that closed May 15, 1999. The Company also issued to USV warrants to purchase 500,000 shares of the Company's Common Stock. For the Series A Stock and the warrants, USV paid an aggregate of $5,000,000. USV transferred the warrants to the Earls Family Limited Partnership shortly after their issuance in consideration for approximately $400,000 in cash contributed by the Earls Family Limited Partnership to USV. Gregory Earls controls both USV and the Earls Family Limited Partnership. The terms of the Series A Stock were amended on November 29, 1999 to cancel the right of the Series A stockholders to receive an annual dividend and in consideration thereof to change the conversion price for the Series A Stock to $0.122. On April 12, 2000, USV purchased an additional 125,000 shares of Series A Stock at $10.00 per share. On April 12, 2000, USV also purchased 2,120 shares of Series C Preferred Stock, which shares are convertible into 1,461,069 shares of Common Stock.

         As of March 1, 2000 the amount of shares of Common Stock derived from conversion of the Company's Convertible Preferred Stock would have exceeded the number of shares of Common Stock authorized by the Company's Restated Certificate of Incorporation. Therefore, USV and the Company entered into a March 1, 2000 waiver agreement pursuant to which USV waived its right of conversion until an appropriate amendment to the Company's Restated Certificate of Incorporation is filed with the Delaware Secretary of State. On September 20, 2000, this waiver was extended to cover all convertible securities beneficially owned by Mr. Earls.

         Under the terms of a November 29, 1999 Management Agreement with both James V. Warren and J.L. (Skip) Moore, Mr. Warren was elected Director, Co-Chairman, and Co-Chief Executive Officer of the Company. As Co-Chairman and Co-Chief Executive Officers, Mr. Warren shared responsibilities for those positions with Gregory Earls. Mr. Moore was elected Executive Vice President and Chief Operating Officer of the Company. The Management Agreement also provided that:

         - the conversion price for the Series A Stock was changed to $0.122 per share;

         - Mr. Warren was granted options under the Company's 1999 Plan to purchase 1,500,000 shares of Common Stock; and

         - Mr. Moore was granted options under the Company's 1999 Plan to purchase 400,000 shares of Common Stock.

         In connection with the E2Enet acquisition, the Company committed to raise capital for general corporate purposes. To fulfill this commitment, the Company sold Series C stock. On April 12, 2000, the Company's offering of 5,184 shares of Series C Stock for an aggregate of

$5,184,000 was fully subscribed. Ultimately, the Company received funds for 4,534 shares of Series C Stock for an aggregate of $4,534,000 or $4,337,914 net of issuance costs. Several directors of the Company took part in that offering. William Webster purchased 150 shares. Affordable Interior Systems, an entity controlled by Arthur Maxwell, purchased 500 shares through Affordable Interior Systems, and USV, which is controlled by Gregory Earls, purchased 2,120 shares.

         In connection with the Company's offering of Series A Preferred Stock in April 2000, Mr. Warren invested $50,000 in USV. Therefore, Mr. Warren was an indirect beneficial interest in 5,000 shares of Series A Stock that are owned directly by Mr. Warren.

         As of December 31, 2000, the Company's operations and accounting center was located in the offices of The Spear Group in Norcross, Georgia. James V. Warren, the former Co-Chairman of the Company's Board of Directors and former Co-Chief Executive Officer, is the co-founder and president of The Spear Group. The Company had a management services arrangement with The Spear Group to provide operating, accounting, and administrative services for the Company's prison facilities. In March 2001, the operating services were moved to DeBary, Florida and accounting and administrative services were consolidated in the Company's executive officers in Washington, D.C. The Company's management services arrangement with The Spear Group also terminated. However, during 2000, the Company paid approximately $97,000 to The Spear Group pursuant to this arrangement.

         On December 27, 2000, the Company purchased 3,450,000 shares of Buyline common stock for $345 from Northwood Ventures L.L.C. and Northwood Capital Partners L.L.C., entities controlled by Peter G. Schiff and Henry T. Wilson, members of the Company's Board of Directors.

         Effective as of June 30, 2001, the Company sold all of its shares of Buyline.net, Incorporated to an entity wholly owned by Gregory Earls. As consideration for such shares, the purchaser delivered to the Company a promissory note in the principal amount of $100,000. The promissory note, plus accrued interest, will become due and payable only upon the earlier of, and only to the extent of: (i) any distributions by Buyline or (ii) the sale by such purchaser of its shares of Buyline. The Company has the right to repurchase for $250,000 such Buyline shares at any time prior to June 30, 2004. Such transaction was approved by at least a majority of the disinterested directors of the Company.

         On July 20, 2001, various affiliates of the Texas Pacific Group ("TPG") entered into an agreement to sell their shares of Series F Stock to USV Partners at $150.00 per share (or $0.15 per share of common stock) by August 3, 2001 and USV entered into a Waiver and Replacement Agreement with respect to those shares. USV and its assignees expect to close on the transaction the week of August 6, 2001. See, "BUSINESS - Series F Stock Waiver and Replacement Agreement."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
          AND REPORTS ON FORM 8-K.

(a) List of financial statements, financial statement schedules and exhibits.

         Report of Independent Certified Public Accountants

         (1) Schedule II - Valuation and Qualifying Accounts, Years Ended December 31, 2000, 1999, and 1998

(b) Reports on Form 8-K filed during the last quarter of the year ended December 31, 2000.

         On October 4, 2000, the Company filed a Current Report on Form 8-K describing the terms of a Definitive Merger Agreement to acquire On-Site Sourcing, Inc.

(c)      Exhibits:

         The exhibits required by Item 601 of Regulation S-K are filed herewith. (See Index of Exhibits)

(d)      Financial Statement Schedules:

         The Financial Statement Schedules required by Regulation S-X are filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the Seventh day of August, 2001.

                                       U.S. TECHNOLOGIES INC.


                                       By:  /s/ Gregory Earls
                                          -------------------------------------
                                       Gregory Earls
                                       Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of U.S. Technologies Inc. and in the capacities indicated, as of August 7, 2001

               Signature                                        Title                                   Date

                                                Director, Chief Executive Officer and              August 7, 2001
  /s/ Gregory Earls                                    Chief Financial Officer
------------------------------------
             Gregory Earls

                                                               Director                            August 7, 2001
  /s/ Beth Dozoretz *
------------------------------------
             Beth Dozoretz

                                                               Director                            August 7, 2001
  /s/ Arthur J. Maxwell *
------------------------------------
           Arthur J. Maxwell

                                                               Director                            August 7, 2001
  /s/ George J. Mitchell *
------------------------------------
          George J. Mitchell

                                                               Director                            August 7, 2001
  /s/ Carl J. Rickertsen *
------------------------------------
          Carl J. Rickertsen


                                                               Director                           August 7, 2001
  /s/ Peter G. Schiff *
------------------------------------
            Peter G. Schiff

                                                               Director                           August 7, 2001
  /s/ James V. Warren *
------------------------------------
            James V. Warren

                                                               Director                           August 7, 2001
  /s/ William H. Webster *
------------------------------------
          William H. Webster

                                                               Director                           August 7, 2001
  /s/ Henry T. Wilson *
------------------------------------
            Henry T. Wilson

                                                          Vice President and                      August 7, 2001
  Allyson Holland                                       Corporate Controller/
------------------------------------                 Principal Accounting Officer
            Allyson Holland


                                                     *By:   /s/  Gregory Earls
                                                         ------------------------
                                                         Gregory Earls
                                                         Attorney-in-fact

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
U.S. Technologies Inc.
Washington, D.C.

We have audited the accompanying consolidated balance sheets of U.S. Technologies Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (capital deficit), and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Technologies Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital and net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Atlanta, Georgia
May 9, 2001, except for Note 19(c), which is as of June 30, 2001, and Note 19(d), which is as of July 20, 2001

                             U.S. TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS


December 31,                                                                                       2000                1999
                                                                                               -----------         -----------
ASSETS

CURRENT
   Cash                                                                                        $     6,110         $     9,451
   Trade accounts receivable, net of reserves of $158,000 and $206,000
      (Notes 9, 15 and 20)                                                                         401,253             195,289
   Inventory, net (Notes 5, 9 and 20)                                                              169,834             260,575
   Prepaid expenses                                                                                 81,848              39,340
                                                                                               -----------         -----------

Total current assets                                                                               659,045             504,655

PROPERTY AND EQUIPMENT, net of accumulated depreciation (Notes 6 and 9)                            656,820             571,383

INVESTMENTS IN ASSOCIATED COMPANIES (Notes 3, 4 and 20)                                          3,434,217                  --

NOTE RECEIVABLE (Note 7)                                                                            90,000                  --

OTHER                                                                                                  450              16,058
                                                                                               -----------         -----------

Total assets                                                                                   $ 4,840,532         $ 1,092,096
                                                                                               ===========         ===========

CURRENT LIABILITIES
   Accounts payable                                                                            $ 1,715,586         $ 1,004,237
   Accrued expenses (Notes 8 and 20)                                                               290,985             267,587
   Obligation under put option assumed in conjunction with E2E acquisition
     (Note 3)                                                                                    2,000,010                  --
   Line of credit (Note 9)                                                                         197,392                  --
   Notes payable (Note 10)                                                                         685,861              27,270
                                                                                               -----------         -----------

Total current liabilities                                                                        4,889,834           1,299,094

NOTES PAYABLE AND CAPITAL LEASE OBLIGATION, less current portion (Note 10)                              --              13,794
                                                                                               -----------         -----------

Total liabilities                                                                                4,889,834           1,312,888
                                                                                               -----------         -----------

MINORITY INTERESTS (Note 3)                                                                             --                  --

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 9, 10, 12, 14, 15, 18 and 19)

CAPITAL DEFICIT (Note 12)
   Series A convertible preferred stock; votes as if converted to common stock;
     $0.02 par value; 1,000,000 shares authorized; 625,000 and
     500,000 issued and outstanding                                                              6,250,000           5,000,000
   Series B mandatorily convertible preferred stock; votes as if converted to common stock on certain issues; $0.02 par value; 112,000 shares
     authorized, issued and outstanding                                                         11,200,000                  --
   Series C mandatorily convertible preferred stock; votes as if converted to common stock on certain issues; $0.02 par value; 8,750 shares authorized;
     4,534 shares issued and outstanding                                                         4,337,914                  --
   Series D mandatorily convertible preferred stock; votes as if converted to common stock on certain issues; $0.02 par value; 2,000 shares
     authorized; 1,552.5 shares issued and outstanding                                             170,775                  --
   Series A convertible preferred stock issuable                                                        --             289,703
   Series E mandatorily convertible preferred stock issuable; will vote as if converted to common stock on certain issues upon issuance; 10,000 shares authorized; none
     issued and outstanding                                                                      1,199,200                  --
   Common stock; $.02 par value; 40,000,000 shares
     authorized; 29,610,786 and 29,195,278 shares issued and outstanding                           592,216             583,906
   Additional paid-in capital                                                                   27,601,507          12,125,450
   Accumulated deficit                                                                         (51,400,914)        (17,992,167)
   Treasury stock, at cost                                                                              --            (227,684)
                                                                                               -----------         -----------
Total capital deficit                                                                              (49,302)           (220,792)
                                                                                               -----------         -----------
Total liabilities and capital deficit                                                          $ 4,840,532         $ 1,092,096
                                                                                               ===========         ===========

                    See accompanying notes to consolidated financial statements.

                             U.S. TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended December 31,                                          2000                 1999                 1998
                                                              ------------         ------------         ------------
REVENUES
   Product sales (Note 15)                                    $  2,671,378         $  3,764,785         $  6,107,244
   Consulting revenues (Note 16)                                    21,000                   --                   --
                                                              ------------         ------------         ------------

Total revenues                                                   2,692,378            3,764,785            6,107,244
                                                              ------------         ------------         ------------

OPERATING COSTS AND EXPENSES
   Cost of sales                                                 2,902,444            4,458,881            5,349,459
   Selling expense                                                  66,354               43,658              313,283
   General and administrative expense, including
     non-cash compensation expense of $746,614,
     $195,740 and $0 (Notes 6 and 12)                            6,242,513            1,988,113            2,788,104
   Impairment of long-lived assets (Notes 3, 4 and 20)          12,304,800                   --                   --
   Restructuring charge (Note 13)                                       --                   --               90,000
                                                              ------------         ------------         ------------

Total operating costs and expenses                              21,516,111            6,490,652            8,540,846
                                                              ------------         ------------         ------------

Loss from operations                                           (18,823,733)          (2,725,867)          (2,433,602)
                                                              ------------         ------------         ------------

OTHER INCOME (EXPENSE)
   Interest, net                                                    34,383               28,893             (112,325)
   Equity in loss of associated companies (Note 4)                (640,350)                  --                   --
   Other, net                                                       70,863             (202,271)             (18,782)
   Gain on sale of subsidiary                                           --              642,764                   --
                                                              ------------         ------------         ------------

Total other income (expense)                                      (535,104)             469,386             (131,107)
                                                              ------------         ------------         ------------

Net loss before share of minority interest in
   loss of subsidiary                                          (19,358,837)          (2,256,481)          (2,564,709)

Minority interest in loss of subsidiary (Note 3)                   707,740                   --                   --
                                                              ------------         ------------         ------------

NET LOSS                                                       (18,651,097)          (2,256,481)          (2,564,709)

Deemed dividends (Note 12)                                     (14,757,650)                  --                   --

Preferred stock dividends (Note 12)                                     --             (525,114)                  --
                                                              ------------         ------------         ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                    $(33,408,747)        $ (2,781,595)        $ (2,564,709)
                                                              ============         ============         ============

Basic and diluted loss per common share                       $      (1.14)        $      (0.10)        $      (0.09)
                                                              ============         ============         ============

Weighted average common shares outstanding                      29,408,063           28,795,278           28,996,607
                                                              ============         ============         ============

                    See accompanying notes to consolidated financial statements.

                             U.S. TECHNOLOGIES INC.

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)


                                                                                                                      Series B
                                                                     Shares                      Series A           Mandatorily
                                                        -------------------------------         Convertible         Convertible
                                                          Common             Treasury            Preferred           Preferred
                                                          Stock               Stock                Stock                Stock
                                                        ----------         ------------         ------------        ------------
BALANCE, JANUARY 1, 1998                                28,632,063                   --         $         --        $         --

   Stock issued to retire debt                             563,215                   --                   --                  --

   Purchase of treasury shares                                  --             (400,000)                  --                  --
   Proceeds from convertible preferred                          --                   --                   --                  --
     stock issuable

   Advance to stockholder                                       --                   --                   --                  --

   Accrued interest on note
      receivable - stockholder                                  --                   --                   --                  --

   Transfer to subsidiary to be sold                            --                   --                   --                  --


   Net loss                                                     --                   --                   --                  --
                                                        ----------         ------------         ------------        ------------
BALANCE, DECEMBER 31, 1998                              29,195,278             (400,000)                  --                  --

   Redemption of shares                                         --           (3,000,000)                  --                  --

   Sale of treasury stock                                       --            3,000,000                   --                  --

   Proceeds from convertible preferred                          --                   --                   --                  --
      stock issuable
   Issuance of preferred stock                                  --                   --            5,000,000                  --

   Compensatory stock option grants                             --                   --                   --                  --

   Net loss                                                     --                   --                   --                  --

   Cash dividends on
      Series A Convertible Preferred Stock                      --                   --                   --                  --
                                                        ----------         ------------         ------------        ------------
BALANCE, DECEMBER 31, 1999                              29,195,278             (400,000)           5,000,000                  --

   Stock issuances related to exercise of
   options and warrants and stock issued in
   connection with the Buyline acquisition                 815,508                   --                   --                  --

   Retirement of treasury stock                           (400,000)             400,000                   --                  --

   Issuance of Series A and C Preferred Stock
      for cash Series B Preferred Stock in
      connection with the E2E acquisition
      and related deemed dividends                              --                   --            1,250,000          11,200,000

   Issuance of Series D preferred stock to settle
      liability of a subsidiary                                 --                   --                   --                  --

   Proceeds from convertible preferred stock
      issuable                                                  --                   --                   --                  --
   Compensatory stock option grants                             --                   --                   --                  --


   Net loss                                                     --                   --                   --                  --
                                                        ----------         ------------         ------------        ------------
BALANCE, DECEMBER 31, 2000                              29,610,786         $         --         $  6,250,000        $ 11,200,000
                                                        ==========         ============         ============        ============
                                                                                                                       Series E
                                                          Series C            Series D           Series A            Mandatorily
                                                        Mandatorily         Mandatorily         Convertible          Convertible
                                                        Convertible         Convertible          Preferred            Preferred
                                                         Preferred           Preferred             Stock                Stock
                                                           Stock               Stock              Issuable             Issuable
                                                        ------------        ------------        ------------         ------------
BALANCE, JANUARY 1, 1998                                $         --        $         --        $         --         $         --

   Stock issued to retire debt                                    --                  --                  --                   --

   Purchase of treasury shares                                    --                  --                  --                   --
   Proceeds from convertible preferred                            --                  --           3,648,682                   --
     stock issuable

   Advance to stockholder                                         --                  --                  --                   --

   Accrued interest on note
      receivable - stockholder                                    --                  --                  --                   --

   Transfer to subsidiary to be sold                              --                  --                  --                   --


   Net loss                                                       --                  --                  --                   --
                                                        ------------        ------------        ------------         ------------
BALANCE, DECEMBER 31, 1998                                        --                  --           3,648,682                   --

   Redemption of shares                                           --                  --                  --                   --

   Sale of treasury stock                                         --                  --                  --                   --

   Proceeds from convertible preferred                            --                  --           1,641,021                   --
      stock issuable
   Issuance of preferred stock                                    --                  --          (5,000,000)                  --

   Compensatory stock option grants                               --                  --                  --                   --

   Net loss                                                       --                  --                  --                   --

   Cash dividends on
      Series A Convertible Preferred Stock                        --                  --                  --                   --
                                                        ------------        ------------        ------------         ------------
BALANCE, DECEMBER 31, 1999                                        --                  --             289,703                   --

   Stock issuances related to exercise of
   options and warrants and stock issued in
   connection with the Buyline acquisition                        --                  --                  --                   --

   Retirement of treasury stock                                   --                  --                  --                   --

   Issuance of Series A and C Preferred Stock
      for cash Series B Preferred Stock in
      connection with the E2E acquisition
      and related deemed dividends                         4,337,914                  --            (289,703)                  --

   Issuance of Series D preferred stock to settle
      liability of a subsidiary                                   --             170,775                  --                   --

   Proceeds from convertible preferred stock
      issuable                                                    --                  --                  --            1,199,200
   Compensatory stock option grants                               --                  --                  --                   --


   Net loss                                                       --                  --                  --                   --
                                                        ------------        ------------        ------------         ------------
BALANCE, DECEMBER 31, 2000                              $  4,337,914        $    170,775        $         --         $  1,199,200
                                                        ============        ============        ============         ============
                                                        Common              Treasury              Paid-in           Accumulated
                                                        Stock                 Stock               Capital              Deficit
                                                     ------------         ------------         ------------         ------------
BALANCE, JANUARY 1, 1998                             $    572,642         $         --         $ 12,241,811         $(13,170,977)

   Stock issued to retire debt                             11,264                   --              213,013                   --

   Purchase of treasury shares                                 --             (227,684)                  --                   --
   Proceeds from convertible preferred                         --                   --                   --                   --
     stock issuable

   Advance to stockholder                                      --                   --                   --                   --

   Accrued interest on note
      receivable - stockholder                                 --                   --                   --                   --

   Transfer to subsidiary to be sold                           --                   --                   --                   --


   Net loss                                                    --                   --                   --           (2,564,709)
                                                     ------------         ------------         ------------         ------------
BALANCE, DECEMBER 31, 1998                                583,906             (227,684)          12,454,824          (15,735,686)

   Redemption of shares                                        --           (1,050,000)                  --                   --

   Sale of treasury stock                                      --            1,050,000                   --                   --

   Proceeds from convertible preferred                         --                   --                   --                   --
      stock issuable
   Issuance of preferred stock                                 --                   --                   --                   --

   Compensatory stock option grants                            --                   --              195,740                   --

   Net loss                                                    --                   --                   --           (2,256,481)

   Cash dividends on
      Series A Convertible Preferred Stock                     --                   --             (525,114)                  --
                                                     ------------         ------------         ------------         ------------
BALANCE, DECEMBER 31, 1999                                583,906             (227,684)          12,125,450          (17,992,167)

   Stock issuances related to exercise of
   options and warrants and stock issued in
   connection with the Buyline acquisition                 16,310                   --              191,477                   --

   Retirement of treasury stock                            (8,000)             227,684             (219,684)                  --

   Issuance of Series A and C Preferred Stock
      for cash Series B Preferred Stock in
      connection with the E2E acquisition
      and related deemed dividends                             --                   --           14,757,650          (14,757,650)

   Issuance of Series D preferred stock to settle
      liability of a subsidiary                                --                   --                   --                   --

   Proceeds from convertible preferred stock
      issuable                                                 --                   --                   --                   --
   Compensatory stock option grants                            --                   --              746,614                   --


   Net loss                                                    --                   --                   --          (18,651,097)
                                                     ------------         ------------         ------------         ------------
BALANCE, DECEMBER 31, 2000                           $    592,216         $         --         $ 27,601,507         $(51,400,914)
                                                     ============         ============         ============         ============
                                                        Note
                                                     Receivable
                                                     Stockholder              Total
                                                     ------------         ------------
BALANCE, JANUARY 1, 1998                             $   (359,692)        $   (716,216)

   Stock issued to retire debt                                 --              224,277

   Purchase of treasury shares                                 --             (227,684)
   Proceeds from convertible preferred                         --            3,648,682
     stock issuable

   Advance to stockholder                                (151,212)            (151,212)

   Accrued interest on note
      receivable - stockholder                            (25,502)             (25,502)

   Transfer to subsidiary to be sold                      536,406              536,406


   Net loss                                                    --           (2,564,709)
                                                     ------------         ------------
BALANCE, DECEMBER 31, 1998                                     --              724,042

   Redemption of shares                                        --           (1,050,000)

   Sale of treasury stock                                      --            1,050,000

   Proceeds from convertible preferred                         --            1,641,021
      stock issuable
   Issuance of preferred stock                                 --                   --

   Compensatory stock option grants                            --              195,740

   Net loss                                                    --           (2,256,481)

   Cash dividends on
      Series A Convertible Preferred Stock                     --             (525,114)
                                                     ------------         ------------
BALANCE, DECEMBER 31, 1999                                     --             (220,792)

   Stock issuances related to exercise of
   options and warrants and stock issued in
   connection with the Buyline acquisition                     --              207,787

   Retirement of treasury stock                                --                   --

   Issuance of Series A and C Preferred Stock
      for cash Series B Preferred Stock in
      connection with the E2E acquisition
      and related deemed dividends                             --           16,498,211

   Issuance of Series D preferred stock to settle
      liability of a subsidiary                                --              170,775

   Proceeds from convertible preferred stock
      issuable                                                 --            1,199,200
   Compensatory stock option grants                            --              746,614


   Net loss                                                    --          (18,651,097)
                                                     ------------         ------------
BALANCE, DECEMBER 31, 2000                           $         --         $    (49,302)
                                                     ============         ============


                    See accompanying notes to consolidated financial statements.

                             U.S. TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                      2000             1999            1998
                                                                          ------------     -----------     -----------
OPERATING ACTIVITIES
   Net loss                                                               $(18,651,097)    $(2,256,481)    $(2,564,709)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Net loss from activities of subsidiary held for sale                         --              --         972,892
       Gain on sale of subsidiary                                                   --        (642,764)             --
       Depreciation and amortization                                         1,750,927         178,230          68,573
       Equity in losses of associated companies                                640,350              --              --
       Loss (gain) on disposal of assets                                        42,706         178,496        (118,000)
       Advances, net of deficit in operating results, to subsidiary                 --        (711,682)       (767,450)
         held for sale
       Loss on settlement of note receivable                                    76,726              --              --
       Impairment of long-lived assets                                      12,304,800              --              --
       Minority interest in loss of subsidiary                                (707,740)             --              --
       Restructuring costs                                                          --              --          90,000
       Inventory valuation allowance                                            80,000              --              --
       Provision for bad debts                                                 158,000          66,000         136,000
       Issuance of stock options                                               746,614         195,740              --
       Changes in operating assets and liabilities, net of
         effects of acquisitions:
         Receivables                                                          (363,964)        311,548        (367,648)
         Inventory                                                              10,741         325,280        (510,922)
         Prepaid expenses                                                       40,796          (9,509)        (25,587)
         Other assets                                                               25          28,367         (29,005)
         Accounts payable                                                     (703,979)       (119,790)        747,196
         Accrued expenses                                                   (3,057,671)       (203,837)       (501,951)
         Obligation under put option assumed in conjunction
           with E2E acquisition                                              2,000,010              --              --
                                                                          ------------     -----------     -----------

Net cash used in operating activities                                       (5,632,756)     (2,660,402)     (2,870,611)
                                                                          ------------     -----------     -----------

INVESTING ACTIVITIES
   Net proceeds from disposal of assets                                             --       1,076,000         118,000
   Investments in affiliates                                                  (972,339)             --              --
   Cash advances on notes receivable                                          (938,364)             --              --
   Capital expenditures                                                       (210,861)       (475,347)       (431,298)
   Net cash acquired in (paid for) acquisitions                                 77,814              --        (730,000)
   Proceeds from collection of notes and other receivables                          --              --         385,194
   Advances to former shareholder                                                   --        (200,000)             --
                                                                          ------------     -----------     -----------

Net cash used in investing activities                                       (2,043,750)        400,653        (658,104)
                                                                          ------------     -----------     -----------

FINANCING ACTIVITIES
   Proceeds from convertible preferred stock issued or issuable              6,497,411       1,641,021       3,648,682
   Investments by minority interests                                           707,740              --              --
   Issuance of common stock                                                    167,523              --              --
   Net borrowings under line of credit                                         197,392              --              --
   Proceeds from issuance of notes payable                                     151,673          11,760              --
   Principal payments on notes payable                                         (48,574)        (18,607)         (6,909)
   Sale of treasury stock                                                           --       1,050,000              --
   Preferred stock dividends paid                                                   --        (525,114)             --
   Proceeds from issuance of convertible debentures                                 --              --         224,277
   Purchase of treasury stock                                                       --              --        (227,684)
                                                                          ------------     -----------     -----------

Net cash (used in) provided by financing activities                          7,673,165       2,159,060       3,638,366
                                                                          ------------     -----------     -----------

Increase (decrease) in cash                                                     (3,341)       (100,689)        109,651

CASH, beginning of period                                                        9,451         110,140             489
                                                                          ------------     -----------     -----------

CASH, end of period                                                       $      6,110     $     9,451     $   110,140
                                                                          ============     ===========     ===========

                             U.S. TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                      2000             1999            1998
                                                                          ------------     -----------     -----------

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                                 $     17,000     $    38,000     $    11,000

Supplemental schedule of non-cash investing and financing
  activities:
     Conversion of debentures and accrued interest into common                      --              --         275,000
       stock

     Conversion of notes receivable into investments in
       Associated Companies                                                    771,638              --              --

     Conversion of note receivable acquired in E2E acquisition to              747,500              --              --
       investment in Associated Companies

     Note payable issued for payment of the premium of an
       insurance policy                                                         85,000              --              --

     Common stock issued in conjunction with Buyline acquisition                40,264              --              --

     Series B mandatorily convertible preferred stock issued in             11,200,000              --              --
       conjunction with E2E acquisition

     Series D mandatorily convertible preferred stock issued to                170,775              --              --
       settle the liability of a subsidiary

     Deemed dividends relative to Series A, B and C
       preferred stock                                                      14,757,650              --              --

On April 12, 2000, the Company exchanged 112,000 shares of Series B mandatorily convertible preferred stock for all of the outstanding shares of E2E (See Note
3). In conjunction with the acquisition, liabilities were assumed as follows:

   Fair value of assets acquired                                        $ 15,180,000
   Value of Series B mandatorily convertible preferred shares issued     (11,200,000)
                                                                        ------------

   Liabilities assumed                                                  $  3,980,000
                                                                        ============

On April 26, 2000, the Company acquired a controlling interest (20,700,005 shares) in Buyline in exchange for conversion of existing notes and additional cash investment. Additionally, the Company acquired 634,699 shares of Buyline from its founder in exchange for 23,008 shares of Company common stock. In conjunction with the acquisition, liabilities were assumed as follows:

   Fair value of net assets acquired, including net cash acquired
     of $77,814                                                         $  2,400,000

   Notes receivable converted into Buyline equity                         (1,131,000)

   Value of Company common shares issued                                     (40,000)
                                                                        ------------

   Liabilities assumed                                                  $  1,229,000
                                                                        ============


                    See accompanying notes to consolidated financial statements.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

U.S. Technologies Inc. (the "Company" or "USXX") is a service firm that funds, operates and develops technology and emerging growth companies. USXX identifies companies with high growth potential to optimize their performance by deploying operational assistance, capital support, industry expertise, and access to a strategic network of business relationships. The Company also performs labor and service intensive "outsourcing" work for Fortune 1000 and other select companies. Currently, the work is performed by inmates in detention facilities located in Texas and California under the guidelines of a 1979 Federal Government Program known as the Prison Industry Enhancement program ("PIE"). The Company performs electronic and furniture assembly, manufacturing, enhancement, rework, packaging and sorting of products.

The Company operates in privatized prisons under an agreement with Wackenhut Corrections Corporation ("WCC"), a leading developer and manager of privatized correctional and detention facilities in the United States, Canada, the United Kingdom and Australia. The agreement with WCC also permits the Company to contract with state and federally operated facilities. WCC does not have an ownership interest in the Company.

The Company's wholly-owned subsidiaries include E2Enet, Inc. ("E2E"), Labor-to-Industry Inc. ("LTI"), Service-to-Industry Inc. ("STI") and through February 12, 1999, GWP, Inc. ("GWP"). The Company also owned a majority interest in Buyline.net, Inc. ("Buyline"), which was sold on June 30, 2001 (see Note 19). E2E has made early stage investments in several development stage technology businesses ("Associated Companies"). LTI produces labor intensive tangible products and STI was a service provider operating an inbound/outbound call center. GWP was a holding company for a 51% interest in Technology Manufacturing and Design, Inc. ("TMD"). TMD was a "free-world" (i.e., non-prison) contract manufacturer of electronic circuit boards. Buyline was a developer of business to business e-commerce applications.

LTI operations included electronics-related assembly for all years presented, furniture-related assembly commencing September 1998, and cut-and-sew operations commencing May 1998. The cut-and-sew operations were discontinued in February 1999. STI operated the call center from June 1998 and suspended operations in January 1999. GWP and the 51% interest in TMD were acquired effective October 5, 1998. On February 12, 1999, GWP and its interest in TMD were sold to the former president of the Company, Mr. Kenneth H. Smith, as part of a severance agreement (Notes 3 and 20).

On July 31, 2000, the Company announced that it has decided to initiate efforts to divest its current prison-based outsourcing services business so that it may focus exclusively on its transformation into a distributive Internet operating company. The Company has no current plan to move forward to divest these operations.

On April 12, 2000, the Company acquired E2E, formerly a privately held technology services company. Subsequent to the acquisition, the Company's focus is developing and operating a network of technology and related companies. The Company builds and develops Associated Companies by providing them with operational assistance, capital support, industry expertise, other business services and access to a strategic network of business relationships. USXX Associated Companies primarily include technology and emerging companies with perceived growth potential.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated statements of operations, cash flows and changes in stockholders' equity include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated.

Accounting for Investments

The various investments that the Company acquires are accounted for under three broad methods: the consolidation, equity and cost methods. The accounting method applied is generally determined based on the Company's voting interest in the investee, the degree of influence exercised over the investee's operations, and the level of control over key management decisions.

Consolidation

Entities in which the Company owns more than 50% of the outstanding voting securities are accounted for under the consolidation method of accounting. Under this method, the subsidiary company's results are reflected within the Company's financial statements. All significant intercompany accounts and transactions are eliminated. Participation of other stockholders in the earnings or losses of the consolidated subsidiary is reflected as minority interest such that the Company's results of operations reflect only the Company's share of such earnings or losses.

Equity Method

Investee companies over which the Company exercises significant influence are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to the investee company depends on several factors, including but not limited to: an ownership interest level of 20% to 50% in the voting securities of the investee, active participation on the investee's board of directors, approval of the investee's operating and budgetary decisions, and other ownership rights which allow the Company to exercise significant control over the investee. Under the equity method of accounting, an investee's results of operations are not reflected within the Company's consolidated accounts, however, the Company's share of the earnings or losses of the investee is reflected in the caption "equity in loss of investees" in the statement of operations.

The amount by which the Company's carrying value at the time of the initial purchase of the investment exceeds its share of the underlying net assets of investments accounted for under the equity method of accounting is amortized on a straight-line basis over the estimated useful life of the underlying assets or investments, generally three years. Amortization is reflected as an adjustment of the Company's share of the investee's earnings or losses.

Cost Method

Investments not accounted for under the consolidation or equity methods of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of the investee is not included in the statement of operations. However, cost method impairment charges are recognized in the statement of operations if circumstances indicate a permanent impairment.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company records its ownership interest in equity securities of investments accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests would be classified as available-for-sale securities or some other classification in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company used the cost method for certain of its investments and had no available-for-sale investments at December 31, 2000 and 1999. All investments are stated at the lower of cost or net realizable value.

Goodwill

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited, principally three years. Accumulated amortization amounted to approximately $1,607,000 at December 31, 2000.

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

On a continuous basis, but no less frequently than at the end of each quarterly reporting period, the Company evaluates the carrying value for financial statement purposes of its interests in, and advances to, each of its associated companies for impairment. These evaluations of impairment are based on achievement of business plan objectives and milestones of each associated company, the fair value of each ownership interest and advance relative to its carrying value, the financial condition and prospects of the associated company, and other relevant factors. The business plan objectives and milestones that are considered include, among others, those related to financial performance, such as achievement of planned financial results and completion of capital raising activities, and those that are not primarily financial in nature, such as the launching of a web site, the hiring of key employees, the number of people who have registered to be part of the associated company's web community, and the number of visitors to the associated company's web site per month. For financial statement purposes, the fair value of the Company's ownership interests in, and advances to, privately held associated companies is generally determined based on the prices paid by third parties for ownership interests in the associated companies, to the extent third party ownership interests exist, or based on the achievement of business plan objectives and the milestones described above. As discussed in Notes 3 and 4, during 2000 the Company recognized losses of $12,304,800 related to the impairment of its investments in Associated Companies and goodwill.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions, renewals and improvements of property and equipment are capitalized. Expenditures for repairs, maintenance and gains or losses on disposals are included in operations. Depreciation is computed using the straight-line method over the following estimated lives:

                                                            ESTIMATED LIVES
                                                  ----------------------------------
         Equipment                                             5-7 years
         Furniture and fixtures                                 7 years
         Vehicles                                               3 years
         Leasehold Improvements                   Lesser of 6 years or term of lease


Revenue Recognition and Accounts Receivable

Revenue is recognized on the sale of products or services when the products are shipped or the services are performed, all significant contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured. Shipping, handling and warehousing costs are included in costs of sales in the statement of operations.

Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, the Company has reviewed its accounting policies for the recognition of revenue. SAB No. 101 was required to be implemented in fourth quarter 2000. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB No.101.

An allowance for doubtful accounts is provided based on periodic review of the accounts.

Restructuring Charges

The Company records the costs of severance and lay-offs related to the Company's employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).

Income Taxes

The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The Company provides a valuation allowance against its deferred tax assets to the extent that management estimates that it is "more likely than not" that such deferred tax assets will not realized. The Company's net operating loss carryforwards are subject to limitation based upon transactions occurring that resulted in a change in control as defined in the Internal Revenue Code (see Note 11).

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Earnings per Share

The Company presents basic and diluted earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of convertible preferred stock, stock options and warrants. For all periods presented diluted earnings per share have not been presented because the impact of the assumed exercise of convertible preferred stock, stock options and warrants would have been anti-dilutive. The impact of the assumed exercise may have a dilutive effect in the future.

Stock Option Plans

The Company accounts for its stock compensation plans under SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 123 defines a "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. The effects of applying SFAS No. 123 in the pro forma disclosures are not necessarily indicative of future amounts because the pro forma disclosures do not take into account the amortization of the fair value of awards prior to 1995. Additionally, the Company is expected to grant additional awards in future years.

The Company has elected to account for its stock options issued to employees under the intrinsic value method outlined in APB No. 25. The fair value method requires use of option valuation models, such as The Black-Scholes option valuation model, to value employee stock options, upon which a compensation expense is based. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include the availability of funding for technology companies, valuation of technology companies, bad debts and fixed asset lives. Actual results could vary from these estimates.

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

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows in 2002 and subsequent years.

Effective January 1, 2001, the Company adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and revises the accounting standards for securitizations and transfers of financial assets and collateral. The adoption of this standard on January 1, 2001 did not have a material effect on the Company's results of operations and financial position. This standard also required new disclosures in 2000. Such requirements were not applicable to the Company.

In 2000, the Financial Accounting Standards Board issued Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25. Interpretation No. 44 clarifies the application of APB No. 25 to the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The Company's policies have been amended for the adoption of FIN No. 44.

Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, the Company has reviewed its accounting policies for the recognition of revenue. SAB No. 101 was required to be implemented in fourth quarter 2000. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The company's policies for revenue recognition are consistent with the views expressed within SAB No. 101. See note 1, "Summary of Significant Accounting Policies," for a description of the Company's policies for revenue recognition.

In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The Company will designate each derivative as belonging to one of several possible categories, based on the intended use of the derivative. The recognition of changes in fair value of a derivative that affect the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (i) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (ii) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


affects. SFAS 137 delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 138 Accounting For Certain Derivative Instruments and Certain Hedging Activities, Amendment of SFAS No. 133, liberalized the application of SFAS 133 in a number of areas.

The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001, to affect its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

2.   GOING CONCERN

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant losses during each of the three years in the period ended December 31, 2000, and had working capital deficiencies at December 31, 2000 and 1999. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

On March 27, 2001, the Company acquired Yazam.com Inc. ("Yazam") (see Note 19 "Subsequent Events"). As a result of the acquisition of Yazam, the Company obtained approximately $6,900,000 in cash (and assumed liabilities of approximately $2,800,000), which will be used to support the Company's working capital and investing requirements during 2001. In addition to the acquisition cost for Yazam, the Company plans selectively to invest additional funds in those acquired companies of Yazam which are deemed to have the most potential to achieve their strategic business objectives. Any return may be realized through future cash flows from the acquired companies or through the sale of the acquired companies, once their business operations are properly developed.

If prior to September 1, 2001, the Company is unable to issue sufficient shares of its common stock to allow the conversion of the Series F Preferred Stock and the exercise of the warrants issued to the former Yazam shareholders, these former Yazam shareholders have the right to put their shares of Series F Preferred Stock to the Company for a price equal to the greater of $250 per share or the average price of USXX's common stock for the 20 days prior to the exercise date multiplied by 1,000. The minimum amount that the Company would need to pay to the former Yazam stockholders should this repurchase be required is approximately $6,844,000. The Company has subsequently entered into transactions with respect to certain shares of the Series F Preferred Stock modifying their respective rights (see Note 19(d)).

The Company's ability to support its business objectives is dependent upon its ability to raise capital, primarily through sales of convertible preferred stock and common stock (subsequent to the passing of the proposed charter amendment discussed in Note 12). The Company's continued ability to access the capital markets may be dependant on its ability to generate cash flow from operations (through increasing revenues and controlling costs at its LTI operations and generating revenues as a result of providing services to the Associated Companies), positive earnings or realizing a return from the cash flow of, or sale of its interests in, one or more of its Associated Companies. Should the Company be unable to raise sufficient capital to meet its cash flow needs, the Company may be required to significantly curtail its operations and investing activities. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 18 for Commitments and Contingencies.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   BUSINESS COMBINATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

E2Enet, Inc. and Associated Companies

On April 12, 2000, the Company acquired all of the outstanding stock of E2E by merging E2E into a wholly owned subsidiary of the Company, U.S. Technologies Acquisition Sub, Inc., which subsequently changed its name to E2E net, Inc. As a result, upon the completion of the E2E acquisition, E2E became a wholly owned subsidiary of the Company. This transaction was accounted for as a purchase. The results of operations of E2E subsequent to April 12, 2000 are included in the Company's consolidated financial statements.

In consideration for the exchange of their E2E shares, E2E's stockholders were issued 112,000 shares of Series B Mandatorily Convertible Preferred Stock, which have a stated liquidation preference aggregating approximately $11,200,000. The Company also assumed liabilities in the aggregate amount of approximately $3,980,000 in conjunction with the acquisition. The Company agreed, under the E2E Acquisition Agreement, to raise new capital funds at or prior to the closing of the E2E Acquisition. To raise these funds, the Company completed the private placement sale of $1,250,000 of additional shares of its Series A Convertible Preferred Stock (the "Series A Preferred Stock"), to USV, and $4,337,914 of its Series C Mandatorily Convertible Preferred Stock ("Series C Preferred Stock"), to various accredited investors. The proceeds of these offerings has been used primarily to finance additional investments in new and existing technology businesses, the payment of costs incurred and liabilities assumed in connection with the E2E Acquisition and related business transactions and ongoing working capital needs.

E2E had interests in several development stage technology companies at the time of the acquisition as follows:

- Buyline was a developer of B2B e-commerce applications, and was developing a proprietary Internet software program designed to be a universal platform for entry-level B2B e-commerce, linking buyers and sellers. Buyline's application for RFP/RFQ technology (Request for Proposal/Request for Quotation) was to be used in a full range of on-line advertising, on Internet based directories, and in commercial web sites. As of the date of the E2E acquisition, the Company had a $747,500 note receivable from Buyline.

- Promisemark Corporation ("Promisemark"). Promisemark (formerly known as Vipro Corporation) is an Internet surety company, which provides repair guarantees against viruses that harm computers. Promisemark has e-commerce relationships with one of the leading Internet utility companies, a credit card association, one of the largest warranty claims administrators in the world and over 170 Internet service providers. As of the date of the E2E acquisition, the Company owned 10.38% of Promisemark.

- Urban Box Office Network, Inc. ("UBO"). UBO was a developer of networked multi-media web sites that were to provide e-commerce services to participants interested in urban culture, information, entertainment and products. As of the date of the E2E acquisition, the Company owned 8.03% of UBO.

- OneMade, Inc. ("OneMade"). OneMade is a developer of an e-commerce community that will serve participants in the arts, crafts, and hobby industries. OneMade intends to connect wholesalers, retailers, consumers and artists in these fields. As of the date of the E2E acquisition, the Company owned 16.16% of OneMade.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- Bluemercury, Inc. ("Bluemercury"). Bluemercury operates an e-commerce site for upscale cosmetic products and accessories. It intends to pursue a "clicks and bricks" strategy by also acquiring high-end cosmetic specialty retailers. As of the date of the E2E acquisition, the Company owned 29.05% of Bluemercury.

- MEI Software Systems, Inc. ("MEI"). MEI provides customized software systems to manage the databases of trade associations, professional associations, fund-raising organizations and chambers of commerce. As of the date of the E2E acquisition, the Company owned 5.65% of MEI.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition:

Investments in associated companies:

  OneMade                                   $  3,073,000
  UBO                                          3,014,000
  Promisemark                                  1,820,000
  MEI                                            546,000
  Bluemercury                                    500,000
Note receivable - Buyline                        748,000
Goodwill                                       4,989,000
Other assets                                     490,000
Accounts payable                              (1,370,000)
Accrued expenses                                (610,000)
Accrued put obligation                        (2,000,000)
                                            ------------
                                            $ 11,200,000
                                            ------------

In connection with the E2E acquisition, the Company agreed to assume the obligation of a former E2E shareholder under a put agreement with the shareholders of a former E2E Associated Company. This put option was exercised following the closing of the E2E acquisition, and the Company recorded a liability in the amount of $2,000,010, equal to the number of shares covered by the put option multiplied by the option's strike price. This obligation was settled in cash during April 2001.

The following unaudited pro-forma condensed consolidated financial data assume that the acquisition of E2E, as described above, occurred at the beginning of each fiscal year presented. This data has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                               2000               1999
                                                           -------------      -------------
Revenues                                                   $   2,671,378      $   3,764,785
Net loss applicable to common shareholders                   (34,443,024)       (43,060,833)
Basic and diluted net loss per common share                        (1.17)             (1.50)

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has restructured some of E2E's Associated Companies and provided these entities with additional working capital. E2E's initial investment in Buyline was increased so that Buyline became a controlled operating subsidiary on April 26, 2000, as a result of the Company acquiring 20,700,005 shares of Buyline's common stock. The Buyline shares were issued to the Company in exchange for (1) the conversion to Buyline's common stock of USXX's and E2E's existing loans to Buyline (including accrued interest), (2) acknowledgment of in-kind services already rendered by E2E, and (3) approximately $1,000,000 cash invested by the Company. On April 26, 2000, the Company issued 23,008 shares of its common stock to Buyline's founder in exchange for 634,699 shares of Buyline's common stock. As a result of these transactions, the Company became the controlling shareholder of Buyline.

On September 8, 2000, Buyline entered into a Portal Development and Joint Marketing Agreement ("PDJMA") with the Museum Store Association (MSA). The PDJMA provided a plan for the development of B2B e-commerce applications designed to provide a universal platform for entry-level B2B e-commerce, linking buyers and sellers through Internet trading zones. This plan was expected to assist Buyline in becoming fully operational and in developing a viable revenue stream using certain proprietary Internet software specifically developed for B2B applications. Effective October 1, 2000, the staff and CEO of Buyline resigned and went to work for a competitor. Following these resignations, Buyline was unable to hire sufficient personnel to carry out the terms of the PDJMA, and on December 1, 2000, MSA withdrew from the agreement with Buyline. At that time, Buyline abandoned its software, ceased operations and stopped pursuing the project further.

On December 28, 2000, the Company and Buyline settled a liability of Buyline's through the issuance of equity securities. In settlement of a payable to a vendor for software consulting and other services, the Company issued 1,552.5 shares of Series D Mandatorily Convertible Preferred Stock ("Series D Preferred Stock") and Buyline issued 2,589,794 shares of common stock to the vendor. The Company received from Buyline in consideration for their role in this transaction 5,025,819 additional shares of Buyline common stock. As of December 31, 2000, the Company's ownership percentage of Buyline was approximately 64%.

During the year ended December 31, 2000, losses in the amount of $707,740 were allocated to Buyline's minority shareholders.

In connection with the Company's ongoing evaluation of its operations, management determined during the fourth quarter of 2000 that future expected undiscounted cash flows from the E2E operations were not sufficient to support the recorded amount of goodwill. This evaluation included changes in the conditions of the market for technology company funding during 2000 and the fact that all of the former employees of E2E had left the Company prior to December 31, 2000. Accordingly, the Company recorded a loss on impairment in the amount of approximately $3,866,000, which was included in the E2E segment during 2000.

As a result of the events discussed above, management determined during the fourth quarter of 2000 that the recorded goodwill and certain other long-lived assets related to the Buyline operation was permanently impaired. The Company realized an impairment loss of approximately $1,817,000 which is included in the E2E segment during 2000.

On June 30, 2001, the Company sold its investment in Buyline to a Company controlled by the Chairman of USXX (see Note 19).

GWP, Inc.

As described in Note 1, the Company acquired GWP and its 51% interest in TMD from Mr. Smith for $730,000 in October 1998 and subsequently sold GWP and its 51% interest in TMD back to Mr. Smith in February 1999.

The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the acquisition:

Accounts receivable                         $    718,215
Inventory                                        519,097
Property and equipment                         2,096,196
Net assets held for sale                         275,000
Goodwill                                       2,312,863
Other assets                                     169,603
Accounts payable                              (1,782,548)
Accrued expenses                                (926,600)
Notes payable                                 (2,011,450)
Other liabilities                               (640,376)
                                            ------------
                                            $    730,000
                                            ============

Net assets held for sale represent a circuit board design operation of TMD, sold in December 1998. Net operating results of the circuit board design operation were not significant.

The accompanying statement of operations include net sales of approximately $948,000 and $2,119,000, respectively, net loss of approximately $124,000 and $973,000, respectively, and net loss per share of less than $0.01 and $0.03, respectively, attributed to TMD for the years ended December 31, 1999 and 1998. However, because of the sale of TMD during 1999, unaudited pro forma results of operations are not considered meaningful and have not been presented.

On February 11, 1999, Kenneth H. Smith resigned as President and Chief Executive Officer of and as a director of the Company. Pursuant to the severance agreement entered into between the Company and Mr. Smith, the Company sold its wholly owned subsidiary, GWP to Mr. Smith. The sole asset of GWP was an ownership interest in an amount of capital stock of TMD, which represented a controlling interest in TMD. This majority interest in TMD was acquired by GWP in early October 1998 for $730,000, which was contributed by the Company to GWP for the express purpose of purchasing TMD stock. In addition to contributing to GWP the funds necessary to complete the purchase of a controlling interest in TMD, from early October, 1998 through February 11, 1999, the Company through GWP also contributed approximately $1,337,000 in working capital funds to TMD. The Company also guaranteed certain existing obligations of TMD, including the repayment of TMD's Fidelity Funding Inc. loan, pursuant to the Loan and Security Agreement between TMD and Fidelity Funding, Inc., dated as of November 30, 1998.

On February 12, 1999, TMD filed for bankruptcy protection. The sale of GWP was concluded on February 15, 1999. The total purchase price for GWP was approximately $2,451,000. This amount represented the Company's estimate of its investment in TMD through February 11, 1999 and certain legal and other transactional costs Mr. Smith agreed to assume. A portion of the purchase price for GWP was paid in the form of a promissory note executed by Mr. Smith in the principal amount of $1,234,832 bearing interest annually at the Wall Street Journal's prime rate of interest plus two percent (2%). The principal amount of Mr. Smith's promissory note and any accrued unpaid interest were initially due and payable in full on February 15, 2002. Mr. Smith and TMD also agreed to guarantee any of TMD's obligations for which the

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company was a guarantor. Repayment of the promissory note and the performance of Mr. Smith's guaranty obligations to the Company were secured by Mr. Smith's pledge to the Company of his 3,000,000 shares of the Company's Common Stock. The performance of GWP's guaranty obligations to the Company was secured by GWP's pledge to the Company of all of its stock holdings in GWP.

A portion of the purchase price was paid through Mr. Smith's sale of 3,366,152 shares of Common Stock to USV, a limited liability company controlled by Gregory Earls, the Chairman of the Company's Board of Directors and Chief Executive Officer of the Company. The aggregate purchase price of these shares was approximately $1,076,000. USV paid this purchase price directly to the Company, which applied such funds toward the amount payable by Mr. Smith to the Company in connection with his purchase of GWP.

On April 1, 1999, following a default under Mr. Smith's promissory note, the Company exercised its rights under the pledge agreement with Mr. Smith and sold the 3,000,000 shares pledged by Mr. Smith at the closing sale price on that date for a share of Common Stock, as quoted on the OTC Bulletin Board. The closing sale price on April 1, 1999 was $0.35 per share, for a total sale price of $1,050,000. The aggregate sale price of $1,050,000, less the expenses associated with the sale, was applied in reduction of Mr. Smith's indebtedness to the Company. The 3,000,000 shares were sold to USV. In payment of the $1,050,000 sale price, USV executed a 30-day promissory note in favor of the Company. This promissory note was secured by USV's pledge of the 3,000,000 shares and was paid in full by October 1999.

On April 15, 1999, the Company entered into a forbearance agreement with Mr. Smith pursuant to which the parties agreed the amount outstanding under the promissory note Mr. Smith executed in connection with the sale of GWP was equal to $525,000. In addition, the Company agreed to refrain from taking any further action with respect to a default under Mr. Smith's promissory note until the earlier to occur of (i) June 4, 1999, (ii) the date on which an adverse judgment is rendered against the Company by any court of competent jurisdiction in connection with its guaranty obligations of TMD, or (iii) any new default under Mr. Smith's promissory note. The promissory note has not been repaid. As of December 31, 2000 and 1999, the Company has recorded a valuation allowance equal to the amount outstanding.

In conjunction with the acquisition, the Company guaranteed the future purchase of the 49% minority interest of TMD. The purchase price of the minority interest is based on a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"), to be completed between October 2000 and October 2001. The Company continues to be subject to the guarantee of the future purchase of the 49% minority interest in TMD. However, in conjunction with the sale, the Company obtained a pledge from GWP of its 51% interest in TMD and Mr. Smith's personal guarantee. Management believes that the amount needed to satisfy the guarantee of the future purchase of the 49% minority interest in TMD, if any, would be insignificant due to the apparent ceasing of operations of TMD subsequent to their bankruptcy filing.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   INVESTMENTS IN ASSOCIATED COMPANIES AND IMPAIRMENT OF LONG-LIVED
     ASSETS

The following summarizes the Company's ownership interests in Associated Companies accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at December 31, 2000.

Cost method (prior to impairment losses):

OneMade                                             $ 3,072,500
UBO                                                   3,014,000
Promisemark                                           2,770,000
Gomembers                                               545,500
Final Arrangements                                      156,957
                                                    -----------
                                                      9,558,957
 Impairment losses                                   (6,319,500)
                                                    -----------
 Total cost method                                  $ 3,239,457
                                                    ===========

 Equity method (prior to impairment losses):
 Bluemercury                                        $   301,911
 Portris                                                194,760
                                                    -----------
                                                        496,671
 Impairment losses                                     (301,911)
                                                    -----------
 Total equity method                                $   194,760
                                                    ===========

 On April 12, 2000, the Company closed an agreement with Promisemark to invest an additional $1,000,000 in Promisemark, another E2E Associated Company, for additional equity in the form of shares of Promisemark Series B Convertible Preferred Stock.

 On July 5, 2000, the Company completed the acquisition of approximately a 37% interest in WebMilestones.com, LLC ("WebMilestones"), an Internet services company that provided a site for publishing obituary notices that can be accessed through the Internet's World Wide Web. The Company invested $400,000 in WebMilestones, of which $100,000 was in the form of equity and $300,000 in a note. On December 27, 2000, all of the membership interests of WebMilestones were exchanged for membership interests in Final Arrangements, LLC ("Final Arrangements"), the largest publisher of online obituaries and a provider of software to manage funeral homes. The Company received a .1267% ownership interest in Final Arrangements in connection with this transaction.

 On October 16, 2000, the Company completed the acquisition of a 30.4% equity interest in Portris, Inc. ("Portris"). Portris is a software company that is developing an information management system that facilitates performance of interactive team oriented projects over the internet. Under the terms of the agreement, the Company received a 30.4% equity interest in Portris for an aggregate of $380,000, by canceling $250,000 of debt and providing additional cash to Portris.

 On November 3, 2000, all of the common and preferred shares of MEI were exchanged for common stock of gomembers.com, Inc. ("gomembers"), a provider of software solutions for member-based organizations. The Company received a .47% ownership interest in gomembers in connection with this transaction.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 On November 3, 2000, UBO filed for bankruptcy protection.

 The Company recorded approximately $794,000 in excess investment over its share of the underlying equity in the net assets of companies acquired during the year ended December 31, 2000, accounted for under the equity method of accounting. Amortization expense of approximately $259,000 is included in "equity in losses of associated companies" in the accompanying consolidated statement of operations for the year ended December 31, 2000. This excess was being amortized over a three-year period.

 In connection with the Company's ongoing evaluation of its Associated Companies, management determined that during the fourth quarter of 2000 several of the Company's Associated Companies had suffered permanent declines in value and, accordingly, recorded a loss on impairment of approximately $6,622,000. Management has determined that the Company's investment in two Associated Companies, UBO and Bluemercury, had no value at December 31, 2000. As discussed above, UBO filed for bankruptcy protection on November 3, 2000.

 Based on financial information received, management also believes that the value of its investment in Bluemercury is nominal. During the fourth quarter of 2000, management determined that its investment in Bluemercury would most likely not return any cash, and at that time the impairment loss was recognized. On February 10, 2001, the assets of Bluemercury were contributed to 29th Street Partners, Inc. ("29th Street Partners"), a cosmetic specialty retailer. The Company received a 9.12% ownership interest in 29th Street Partners in connection with this transaction.

 Management has determined that the Company's investment in three additional Associated Companies, Gomembers, OneMade and Promisemark, were impaired as of December 31, 2000. This evaluation was based upon management's knowledge of financing or merger transactions entered into by each of these Associated Companies either during the fourth quarter of 2000 or shortly thereafter, and financial and other operational information received regarding each Associated Company.

 The following summarized unaudited financial information for Portris which is accounted for under the equity method of accounting at December 31, 2000 has been compiled from Portris' financial statements. Information regarding the balance sheet of Portris is presented as of December 31, 2000. Information regarding the results of operations of Portris is included from the acquisition date on October 16, 2000.

Balance sheet

   Current assets                                             $      2,089
   Non-current assets                                               55,349
                                                              ------------
   Total assets                                               $     57,438
                                                              ============
   Current liabilities                                        $    442,003
   Stockholders' deficit                                          (384,565)
                                                              ------------
   Total liabilities and stockholders' deficit                $     57,438
                                                              ============
Results of operations:
   Revenue                                                    $         --
                                                              ============
   Net loss                                                   $   (628,785)
                                                              ============

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summarized financial information for OneMade and Promisemark, which are accounted for under the cost method, at December 31, 2000 have been derived from the unaudited financial statements of OneMade and the financial statements of Promisemark. Information regarding each balance sheet is presented as of December 31, 2000. Information regarding the results of operations are for the year ended December 31, 2000.

                                                    OneMade           Promisemark
                                                  -----------         -----------
Balance sheets
Current assets                                    $ 2,651,894         $ 1,299,370
Non-current assets                                  1,812,297             301,546
                                                  -----------         -----------
Total assets                                      $ 4,464,191         $ 1,600,916
                                                  ===========         ===========
Current liabilities                               $   473,643         $   495,679
Non-current liabilities                                    --              14,100
Stockholders' equity                                3,990,548           1,091,137
                                                  -----------         -----------
Total liabilities and stockholders' equity        $ 4,464,191         $ 1,600,916
                                                  ===========         ===========
Results of operations
Revenue                                           $     8,888         $   114,425
                                                  ===========         ===========
Net loss                                          $(2,422,605)        $(2,607,696)
                                                  ===========         ===========


5.   INVENTORIES

At December 31, inventories consisted of the following:

                                             2000              1999
                                           ---------         --------
     Raw material                          $ 231,177         $217,348
     Work in progress                         18,272           42,180
     Finished goods                              385            1,047
                                           ---------         --------
                                             249,834          260,575
     Reserve for obsolescence                (80,000)              --
                                           ---------         --------
                                           $ 169,834         $260,575
                                           =========         ========

The Company provided a reserve for obsolete raw materials which was charged to operations of $80,000, $0, and $0, during the years ended December 31, 2000, 1999 and 1998, respectively.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

                                        2000                1999
                                     -----------         -----------
Equipment                            $ 1,414,387         $ 1,419,825
Furniture and fixtures                   502,614             315,465
Leasehold improvements                   213,331             166,081
                                     -----------         -----------
                                       2,130,332           1,901,371
Less accumulated depreciation         (1,473,512)         (1,329,988)
                                     -----------         -----------
                                     $   656,820         $   571,383
                                     ===========         ===========

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $142,697, $178,230 and $68,573, respectively.

7.   NOTE RECEIVABLE

The Company has an unsecured $90,000 note receivable from Portris which bears interest at the Prime Rate (9.0% at December 31, 2000). The note was converted into Portris common equity during May 2001.

8.   ACCRUED EXPENSES

At December 31, accrued expenses consisted of the following:

                                   2000            1999
                                 --------        --------
Compensation and benefits        $118,879        $200,873
Property taxes                     43,726          24,793
Other                             128,380          41,921
                                 --------        --------

                                 $290,985        $267,587
                                 ========        ========

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   LINE OF CREDIT

LTI has a $250,000 revolving line of credit with a financial institution payable on demand. Interest is payable semi-monthly at the Prime Rate plus 3%, plus a monthly service charge of 1.75% of the average daily outstanding loan balance. The line of credit is collateralized by accounts receivable, inventory and equipment of LTI, and is guaranteed by USXX. In January 2001 the line of credit was increased to the lesser of $350,000 or 80% of the company's eligible accounts receivable as defined. Net borrowings on the line of credit were $197,392 during the year ended December 31, 2000. During June 2001 this line was repaid, and subsequently the line expired.

10.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

Notes payable and capital lease obligation consisted of the following at December 31:

                                                                      2000               1999
                                                                   ----------         ----------
Buyline.net, Inc. note payable, original principal $650,000
   payable $18,000 per month, accelerated under certain
   conditions; interest accrues at Prime Rate; in payment
   default at December 31, 2000.  Collateralized by the
   Company's investment in Buyline                                 $  587,071         $       --

Unsecured note payable to an insurance company payable
   in monthly installments of $7,793 plus interest at 7.49%
   maturing in July 2001                                               52,889                 --

Unsecured, non interest-bearing notes payable to related
   parties upon demand                                                 21,300                 --

5% unsecured note payable; in default at December 31,
   2000; requiring an 18% default interest rate                         8,745              7,764

Capital lease obligation, with monthly payments of
   $778 and imputed interest of 9%                                     15,856             21,540

9% unsecured note payable; repaid during 2000                              --             11,760
                                                                   ----------         ----------
                                                                      685,861             41,064

Less current maturities                                              (685,861)           (27,270)
                                                                   ----------         ----------

                                                                   $       --         $   13,794
                                                                   ==========         ==========


The Buyline note is secured by a stock pledge agreement between E2E and LightMedia Interactive Corporation. The capital lease obligation is secured by certain equipment.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Annual maturities of notes payable and capital lease obligation are as follows:

                                                              Notes            Capital
              December 31,                                   Payable            Lease              Total
                                                            ---------          --------          ---------
              2001                                          $ 670,005          $ 11,670          $ 681,675
              2002                                                  -             5,446              5,446
                                                            ---------          --------          ---------
              Subtotal                                        670,005            17,116            687,121
              Less amounts representing interest                    -            (1,260)            (1,260)
                                                            ---------          --------          ---------
                                                            $ 670,005         $  15,856          $ 685,861
                                                            =========         =========          =========

During 1998, the holders converted $224,277 in aggregate principal of 4% convertible subordinated debentures into 563,000 shares of the Company's stock.

11.  INCOME TAXES

Provisions for federal and state income taxes consist of the following:

Years ending December 31,                                 2000               1999                1998
                                                      -----------         -----------         -----------
Deferred
   Federal                                            $(6,040,000)        $  (887,000)        $  (585,000)
   State                                               (1,066,000)           (157,000)           (103,000)
                                                      -----------         -----------         -----------
                                                       (7,106,000)         (1,044,000)           (688,000)

Change in deferred tax asset valuation
   allowance, net of change due to acquisition
   of net operating loss carryforwards in E2E
   acquisition                                          7,106,000           1,044,000             688,000
                                                      -----------         -----------         -----------
                                                      $        --         $        --         $        --
                                                      ===========         ===========         ===========

The Company incurred taxable losses for each of the three years ended December 31, 2000. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets at December 31, 2000 and 1999 are as follows:

                                                                          2000               1999
                                                                      -------------      ------------
Deferred tax assets
   Current assets and liabilities                                     $     295,000      $    283,000
   Impairment losses                                                      4,476,000                --
   Net operating loss carryforwards (Federal and state)                   9,576,000         5,169,000
Valuation allowance                                                     (14,347,000)       (5,452,000)
                                                                      -------------      ------------
                                                                      $          --      $         --
                                                                      =============      ============

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During 2000, the Company acquired net operating losses in the E2E acquisition. This resulted in an increase of $1,789,000 in both the gross deferred tax asset and the valuation allowance.

At December 31, 2000, the Company has net operating loss carryforwards of approximately $26,274,000 for federal income tax purposes that expire in years 2004 through 2015. The Company's utilization of losses prior to December 28, 2000 to offset future taxable income is limited to approximately $176,000 per year as a result of a change in control of the Company, in accordance with Internal Revenue Code Section 382. In connection with the Yazam acquisition on March 27, 2001 (see Note 19), a change in control occurred which will also result in the limitation of the utilization of losses generated prior to that date. Utilization of the losses and other deferred tax assets may be further limited by alternative minimum tax provisions.

The reconciliation of income tax computed at the United States federal statutory tax rate (34 percent) to income tax benefit is as follows:

                                                  2000                1999               1998
                                               -----------         -----------         ---------
Benefit at United States statutory rate        $(6,341,000)        $  (872,000)        $(872,000)
State tax benefit                                 (746,000)           (154,000)          154,000
Permanent differences                              (19,000)            (18,000)           30,000
Change in deferred tax asset valuation
   allowance, net of change due to
   acquisition of net operating loss
   carryforwards in E2E acquisition              7,106,000           1,044,000           688,000
                                               -----------         -----------         ---------
                                               $        --         $        --         $      --
                                               ===========         ===========         =========

12.    STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Common Stock and Earnings Per Share

The Company had 40,000,000 authorized shares of $0.02 par value common stock and 10,000,000 authorized shares of $0.02 par value preferred stock at December 31, 2000. The following table reconciles the number of shares shown as outstanding on the balance sheets with the weighted-average shares used for computing earnings per share ("EPS") for the years ended December 31:

                                                                2000                  1999                   1998
                                                             ----------             ----------            ----------
Common shares outstanding at December 31,                    29,610,786             29,195,278            29,195,278
Effect of using weighted-average common
   shares outstanding                                          (202,723)              (400,000)             (198,671)
                                                             ----------             ----------            ----------
Shares used in computing earnings per share                  29,408,063             28,795,278            28,996,607
                                                             ==========             ==========            ==========

Diluted EPS have not been presented due to convertible preferred stock, stock options and warrants which comprised common stock equivalents totalling 122,365,470, 51,887,158 convertible preferred stock, and 267,400 for the years ended December 31, 2000, 1999 and 1998, respectively, being anti-dilutive.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During 1996, the holders issued 1,845,300 shares of common stock to retire outstanding notes payable of $571,237 to Carlton Technologies Ltd. At the time the stock was issued to Carlton Technologies Ltd., only $421,032 of notes payable was due; therefore a receivable of $150,205 has been recorded as a reduction of stockholders' equity.

During 1998, the holders converted $224,277 in aggregate principal of 4% convertible subordinated debentures into 563,215 shares of the Company's stock.

Warrants

In conjunction with issuance of $275,000 convertible debentures in January 1998, the Company granted the placement agent warrants to acquire 275,000 shares of Common Stock for $1. The warrants are exercisable for five years. During 2000, warrants to acquire 137,500 shares of Common Stock were exercised. At December 31, 2000, warrants to acquire 137,500 shares of Common Stock remain outstanding.

Series A Convertible Preferred Stock

During 1998 and 1999, the Company received $5,000,000 of a total commitment of $5,000,000 under an agreement with USV which provided that the Company would issue to USV warrants to purchase 500,000 shares of Common Stock (the "Warrants") and shares of its Series A Preferred Stock pursuant to Regulation "D" promulgated under the Securities Act of 1933. Of the $5,000,000, amounts received during 1999 and 1998 were $1,300,000 and $3,700,000, respectively. The shares of Series A Preferred Stock and the Warrants were issued to USV on May 11, 1999. The net proceeds to the Company of approximately $4,850,000, after legal and other costs, were used to provide working capital to support the Company's 1999 and 1998 operations and fund the 1998 purchase of a controlling interest in TMD by the Company's wholly owned subsidiary, GWP. The Earls Family Limited Partnership made a contribution of approximately $400,000 to USV, which allowed USV to complete the payment of the $5,000,000 purchase price for the warrants and the Series A Preferred Stock to the Company. The Earls Family Limited Partnership is a member of USV. Gregory Earls, the Chairman of the Company's Board of Directors and the Chief Executive Officer of the Company, controls both USV and the Earls Family Limited Partnership. Promptly after USV was issued the warrants, USV transferred the warrants to the Earls Family Limited Partnership. On November 29, 1999, the terms of the Series A Preferred Stock were modified to cancel the right of the holders to receive an annual dividend and to change the conversion price to $0.122. The amended Certificate of Designations, Preferences and rights of the Series A Preferred Stock setting forth this change was filed with the Delaware Secretary of State on December 31, 1999.

The Company may not issue any stock with the same or senior preferences or priorities to this series without the consent of the majority of this series' shareholders.

USV had the right to convert its shares of Series A Preferred Stock to Common Stock at any time. Likewise, the Earls Family Limited Partnership had the right to exercise its Warrants to purchase Common Stock at any time. If all of the outstanding shares of Series A Preferred Stock were converted and the warrants were exercised in full, the holders of such securities would be entitled to receive 51,729,508 shares of Common Stock. Each warrant is exercisable for one share of Common Stock at a price of $1.00 per share. If all of USV's shares of Series A Preferred Stock were converted, USV would be entitled to receive 41,568,852 shares of Common Stock. Because that amount exceeds the number of shares of Common Stock available for issuance under the Company's Restated Certificate of Incorporation, USV

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and the Company entered into an agreement, dated March 1, 2000, whereby USV waived its right to convert its shares of Series A Preferred Stock until an appropriate amendment to the Company's Restated Certificate of Incorporation is filed with the Delaware Secretary of State. September 20, 2000 Gregory Earls and the Earls Family Limited Partnership entered into a similar agreement with the Company.

On April 12, 2000, the Company sold an additional 125,000 shares of Series A Preferred Stock to USV for $1,250,000 (see Note 3). Based on the conversion terms of the Series A Preferred Stock and the market price of the Company's common stock on the date of issuance of the Series A Preferred Stock, the Company recognized the existence of a beneficial conversion feature in the amount of $1,250,000. This amount was recorded as a non-cash deemed dividend during 2000, resulting in an increase in the net loss applicable to common shareholders.

Series B Mandatorily Convertible Preferred Stock

In conjunction with the acquisition of E2E, the Company issued 112,000 shares of $.02 par value Series B Mandatorily Convertible Preferred Stock ("Series B Preferred Stock") to former E2E stockholders. The Series B Preferred Stock has a stated liquidation preference upon dissolution aggregating approximately $11,200,000. Upon their mandatory conversion as described below, these shares of Series B Preferred Stock will be converted into approximately 56,000,000 shares of Common Stock. Based on the conversion terms of the Series B Preferred Stock and the market price of the Company's common stock on the date of issuance of the Series B Preferred Stock, the Company recognized the existence of a beneficial conversion feature in the amount of $11,200,000. This amount was recorded as a non-cash deemed dividend during 2000, resulting in an increase in the net loss applicable to common shareholders.

The Company may not issue any stock with the same or senior preferences or priorities to this series without the consent of the majority of this series' shareholders.

Series C Mandatorily Convertible Preferred Stock

On April 12, 2000, the Company sold 4,534 shares of its Series C Mandatorily Convertible Preferred Stock ("Series C Preferred Stock"), to accredited investors for net proceeds of $4,337,914 (see Note 3). The Series C Preferred Stock will be convertible into 3,126,895 shares of Common Stock at a conversion price per share of $1.45. Based on the conversion terms of the Series C Preferred Stock and the market price of the Company's common stock on the date of issuance of the Series C Preferred Stock, the Company recognized the existence of a beneficial conversion feature in the amount of $2,307,650. This amount was recorded as a non-cash deemed dividend during 2000, resulting in an increase in the net loss applicable to common shareholders.

Series D Mandatorily Convertible Preferred Stock

On December 28, 2000, the Company issued 1,552.5 shares of $.02 par value Series D Preferred Stock (see Note 3). Upon their mandatory conversion as described below, the shares of Series D Preferred Stock will be converted into 1,552,500 shares of Common Stock at $1.10 per share.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Series E Mandatorily Convertible Preferred Stock

During 2000, the Company received $1,199,200 of cash for shares of a new class of preferred stock that will be designated as the Series E Mandatorily Convertible Preferred Stock ("Series E Preferred Stock") from a limited number of accredited investors. The terms under which the Series E Preferred Stock will be converted and other terms will be determined prior to the closing of the sale of such stock and will be filed in a Certificate of Designations with the Secretary of State of Delaware. It is currently the intention of the Company to issue such shares with a conversion price equal to $0.2031 per common share. Based on the conversion terms of the Series E Preferred Stock and the market price of the Company's common stock on the date of issuance of the Series E Preferred Stock, the Company may recognize the existence of a beneficial conversion feature at the time of issuance. The amount of this beneficial conversion feature and any resultant deemed dividend may be significant, and will result in an increase in the net loss applicable to common shareholders.

Series F Redeemable Convertible Preferred Stock

In conjunction with the acquisition of Yazam.com Inc. ("Yazam") subsequent to year end (see Note 19), the Company issued 27,374 shares of $.02 par value Series F Convertible Preferred Stock ("Series F Preferred Stock") to former Yazam stockholders. The Series F Redeemable Preferred Stock has a stated liquidation preference aggregating approximately $6,000,000. Upon their conversion, these shares of Series F Preferred Stock will be converted into approximately 27,374,000 shares of Common Stock at $0.22 per share. Based on the conversion terms of the Series F Preferred Stock and the market price of the Company's common stock on the date of issuance of the Series F Preferred Stock, the Company recognized the existence of a beneficial conversion feature in the amount of $6,022,280. This amount will be recorded as a non-cash deemed dividend during 2001, resulting in an increase in the net loss applicable to common shareholders.

Beginning on the second anniversary of the date of the first issuance of shares of Series F Preferred Stock, and for a period of 90 days thereafter, each holder of shares of Series F Preferred Stock shall have the right to require the Company to redeem such holder's shares at a purchase price of $100 per share (as adjusted for any combinations, consolidations, stock distributions or stock dividends or similar events with respect to such shares); provided, however, that the Company shall not be obligated to effect such a redemption unless certificates evidencing such shares of Series F Preferred Stock being redeemed are either delivered to the Company or its transfer agent or the holder notifies the Company or its transfer agent that such certificates have been lost, stolen or destroyed and executes an agreement satisfactory to the Company to indemnify the Company from any loss incurred by it in connection therewith.

Registration Rights

The Company and certain holders of the Company's Series A, B and C Preferred Stock entered into an agreement regarding registration rights for the Series A, Series B, and Series C Preferred Stock and Common Stock into which they are to be converted. Collectively, the stockholders party to the agreement have the right to compel the Company to register their respective shares at the expense of the Company at certain times (no earlier than six months subsequent to conversion of such shares to Common Stock) and rights on other occasions to have such registration effected at the expense of the holders. This request must be made by one third of the shares covered by this agreement. These stockholders also have unlimited registration rights to be combined, at the Company's expense, with certain registrations of any equity securities by the Company (Piggyback Rights), subject to restrictions

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


which might be imposed by an underwriter for the sale of such shares. The holders of these registration rights must approve prior to the Company granting registration rights superior to those in place. The holders of the Company's Series F Preferred Stock have been granted similar registration rights with respect to their shares.

Preferred Stock Voting Rights

The terms of the Series A Preferred Stock permits them to vote as if the Series A Preferred Stock was already converted to Common Stock. The terms of the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, the Series F Preferred Stock and the Series E Preferred Stock (when issued) do not permit the holders thereof to vote on the Charter Amendment, but otherwise permit them to vote as if the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, the Series F Preferred Stock and the Series E Preferred Stock (when issued) were already converted to Common Stock. Accordingly, the Charter Amendment will be presented for approval by the holders of outstanding shares of Common Stock and Series A Preferred Stock, voting together as a single class.

Proposed Charter Amendment

The Company intends, and is obligated by the E2E Acquisition Agreement to call a meeting of its stockholders for the purpose of amending the Company's Restated Certificate of Incorporation. The proposed amendment (the "Charter Amendment") will increase the number of shares of Common Stock the Company is authorized to issue to an amount sufficient to permit the conversion to Common Stock of all of the Company's then-outstanding shares of all of its authorized and designated series of convertible preferred stock, including the Company's Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock. The Charter Amendment's proposed increase of the number of shares the Company is authorized to issue will also include an amount sufficient to permit the conversion to Common Stock of any other then-outstanding securities or options, which are convertible into or otherwise permit the holder thereof to purchase or otherwise receive shares of Common Stock. Upon the acceptance of the Charter Amendment by the Secretary of State of the State of Delaware, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock will automatically be converted into shares of Common Stock. USV has also indicated its current intention to convert all shares of Series A Preferred Stock held by it to Common Stock at that time. Management has obtained agreements from stockholders representing a majority of shares entitled to vote on the charter amendment to vote in favor of such amendment.

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

During 1999, the Company created the U.S. Technologies Inc. 1999 Stock Option Plan to provide for the granting of incentive and nonqualified options to purchase the Company's Common Stock to selected

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


officers, other key employees, directors and consultants. The option plan was amended in 2000 and 2001. General terms provide for an exercise price equal to the market value of the Common Stock as of the grant date. The options expire three months after the employees terminations, or ten years from the date of grant. Subject to stockholder approval, the maximum number of shares that can be reserved under this plan as amended is 30,000,000, provided, however, that the options are not exercisable with respect to more than 8,000,000 shares of common stock unless and until the Company's charter is amended to authorize the issuance of at least 200,000,000 common shares.

In accordance with SFAS No. 123, the fair value for the Company's employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000 and 1999 (no options were granted during 1998).

                                                                        2000         1999
                                                                        ----         ----
Risk-free interest rate                                                  6.5%         5.4%
Dividend yield                                                           0.0%         0.0%
Volatility factor                                                       70.0%        75.0%
Weighted-average expected life (in years)                                7.0          5.0

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                           2000                1999                1998
                                                       -------------        ------------       ------------
Net loss applicable to common shareholders
   As reported                                         $ (33,408,747)       $ (2,781,595)      $ (2,564,709)
   Pro forma                                             (34,487,862)         (2,939,384)        (2,564,709)
Earnings per share

   As reported                                                 (1.14)              (0.10)             (0.09)
   Pro forma                                                   (1.18)              (0.10)             (0.09)

The grant date weighted-average fair value of options granted during 2000 was $7,677,851, of which $6,911,620 related to options issued at exercise prices equal to the market price of USXX stock on the respective grant dates and $766,231 related to options issued at an exercise price less than the market price of USXX stock on the grant date. Compensation expense recognized during 2000 related to the Company's option plans was $746,614 and is included in general and administrative expense.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity, and related information for the years 2000 and 1999 follows (there was no activity in 1998):

                                                                    Qualified Plans                     Nonqualified Plans
                                                            -------------------------------       -------------------------------
                                                                                Weighted-                             Weighted-
                                                                                 average                               average
                                                              Options        exercise price         Options        exercise price
                                                            ----------       --------------       ----------       --------------
Outstanding at December 31, 1997 and 1998                       17,400           $  0.54                  --           $    --
   Granted                                                   1,495,000              0.13           1,975,000              0.12
   Exercised                                                        --                --                  --                --
   Forfeited or canceled                                            --                --                  --                --
                                                            ----------           -------          ----------           -------
Outstanding at December 31, 1999                             1,512,400              0.13           1,975,000              0.12
   Granted                                                          --                --           6,861,667              1.17
   Exercised                                                  (585,000)             0.13             (70,000)             0.13
   Forfeited or canceled                                       (17,400)             0.54            (600,000)             1.16
                                                            ----------           -------          ----------           -------
Outstanding at December 31, 2000                               910,000           $  0.13           8,166,667           $  0.92
                                                            ==========           =======          ==========           =======

Options exercisable at:
   December 31, 1998                                            17,400              0.54                  --                --
   December 31, 1999                                         1,512,400              0.14             175,000              0.12
   December 31, 2000                                           910,000              0.13           2,005,000              0.63

The table above includes 3,420,000 non-qualified plan options which were granted during 2000 that may not be exercised (subject to other vesting and expiration terms) until the proposed charter amendment is approved.

During 2000, the Company modified options to purchase an aggregate of 750,000 shares held by two employees to accelerate vesting. These options had no intrinsic value as of the date of the modification, therefore, no expense was recognized as a result of this modification. Variable accounting will not be applied prospectively for these options.

During 1996, the Company granted options, outside the option plans described above, to four other parties to purchase 200,000 shares of the Company's Rule 144 stock at $0.50 per share exercisable at various times through May 17, 2001. The Company also granted to a former board member the option to purchase 150,000 shares at $0.125 per share through May 25, 1999. The validity of the options granted to the former board member has been questioned by the Company based on several factors. Consequently, these options are not included in the above summary of Stock Option activity. The Company is evaluating the status of these options and will take appropriate actions based on that determination. As of December 31, 2000 and 1999, 100,000 of the $0.50 options and all of the $0.125 options remain outstanding; however, the Company has not reflected these options in the Company's financial statements due to the fact that they are not deemed valid and have expired.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      Options Outstanding                              Options Exercisable
                        ------------------------------------------------          ----------------------------
                                            Weighted
                            Number           Average            Weighted            Number            Weighted
                        Outstanding at      Remaining            Average          Exercisable          Average
    Range of             December 31,      Contractual          Exercise          December 31,        Exercise
Exercise Prices              2000              Life               Price               2000              Price
---------------         --------------     -----------          --------          ------------        --------
 $0.12 - $0.13             2,805,000           8.89              $ 0.12             2,805,000          $ 0.12
  0.50 -  0.56                80,000           3.74                0.52                80,000            0.52
  0.76 -  0.98             3,371,667           9.11                0.90                30,000            0.76
  1.34 -  1.56             2,820,000           9.42                1.51                    --              --
                          ----------           ----              ------            ----------          ------

                           9,076,667           9.09              $ 0.84             2,915,000          $ 0.14
                          ==========           ====              ======             =========          ======

13.   RESTRUCTURING CHARGE

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

14.   OPERATING LEASES

During 1997, the Company operated under a verbal lease and work program agreement with WCC, The Texas Department of Criminal Justice, Division of Pardons and Paroles ("TDCJ") and the City of Lockhart, Texas, for its LTI operations to lease approximately 27,800 square feet of manufacturing and office space. In 1998, WCC and the Company executed a written agreement with an automatic three-year extension clause that was exercised on January 31, 2001. The Company executed similar agreements with WCC and the California Department of Corrections for its MacFarland, California facility and the State of Utah, Department of Corrections, Division of Correctional Industries for its Draper, Utah facility. The MacFarland agreement commenced on June 1, 1998 and provides for 600 square feet with annual rentals of $1 per year through March 2001. The Draper agreement commenced in June 1998 and provides for 5,000 square feet with annual rentals of $1 per year with renewal options through June 2004.

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

The Company leases approximately 8,200 square feet for its executive offices in Washington, DC, under a fifty-four month operating lease expiring December 31, 2004. Monthly rentals under this lease are approximately $24,000. The Company is also obligated under several other operating leases for various vehicles and office equipment.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rentals due under non-cancellable operating leases are as follows:

              Year                                          Amount
              ----                                      ------------
              2001                                      $    310,000
              2002                                           318,000
              2003                                           318,000
              2004                                           314,000
                                                        ------------

                                                        $  1,260,000
                                                        ============

Rental expense for the years ended December 31, 2000, 1999 and 1998 was approximately $213,000, $85,000 and $109,000, respectively.

15.   BUSINESS AND CREDIT CONCENTRATION

The Company is dependent upon certain customers for a major portion of its sales. Dell Computer, Uni-Source Office Furniture and Vant Electronix accounted for approximately 18%, 17% and 14%, respectively, of the Company's sales (LTI Segment) for the year ended December 31, 2000. High End (a customer of the LTI segment) accounted for approximately 15% of sales for the year ended December 31, 1999. Sales to IBM represented approximately 43% of revenues for the year ended December 31, 1998. Texas Instruments accounted for approximately 7% of total sales for the year ended December 31, 1998. Amounts due from three customers, HDL Research Lab, Uni-Source Office Furniture and Vant Electronix (customers of the LTI segment) constituted 67% of the Company's accounts receivable at December 31, 2000. Amounts due from three customers, Dell, Vektronix (customers of the LTI segment) and AIS (a customer of the LTI - Blythe segment), constituted 87% of the Company's accounts receivable at December 31, 1999. The Company generally does not require collateral on its trade accounts receivable.

During all years presented, the Company's prison-based operations were primarily in electronics manufacturing. Until such time as the Company successfully expands into other industries, the Company will be economically dependent on the health of the electronics manufacturing industry and the niche in which it provides products and services.

The Company is also dependent on WCC since the operations of its primary operating facility is subject to the work program agreement described in Note 1, above.

16.   RELATED PARTIES

As of December 31, 1998, the Company had notes and interest receivable from Mr. Smith aggregating approximately $536,000 in the accompanying balance sheet under the caption "Net investments in and advances to subsidiary held for sale." In early 1999, in connection with Mr. Smith's resignation and his purchase of TMD from the Company, Mr. Smith paid $875,000 to the Company and executed a three-year note for approximately $1.2 million in connection with the purchase of TMD (Note 3).

During 2000, the Company paid approximately $97,000 to The Spear Group, a company controlled by a co-chairman of USXX for certain accounting and administrative support functions.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2000, the Company received consulting revenues of approximately $21,000 from two of its Associated Companies for capital raising assistance.

During 2000, the Company received approximately $115,000 from Portris, OneMade and Webmilestones for management and facilities fees. Such amount has been included as a reduction of general and administrative expense in the consolidated statement of operations.

17.   SEGMENT INFORMATION

During 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. The Company's chief operating decision makers aggregate operating segments based on the location of the segment and whether it is prison-based or free-world. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has five reportable segments. The five reportable segments are USXX (Washington, D.C.), E2E (includes Buyline), LTI (Lockhart, Texas), TMD (Georgetown, Texas) and STI (Draper, Utah). USXX is the corporate office, E2E represents the technology operations of the Company, LTI is a prison-based manufacturer of computer circuit boards, TMD is a freeworld manufacturer of computer circuit boards and STI was a prison-based inbound/outbound call center. Other segments include manufacturing of modular office furniture components and cut-and-sew operations.

The accounting policies of the operating segments are the same as those described in Note 1. Segment amounts disclosed are prior to any elimination entries made in the consolidation. The chief operating decision-makers evaluate performance of the segments based on operating results.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary information by segment follows (in thousands):

2000                                          USXX                 E2E                 LTI             STI(2)           TOTAL
---------------                            ---------           ----------           --------           -----          ----------
Revenues                                   $      21           $       --           $  2,671           $  --          $    2,692

Operating loss                                (3,733)             (14,814)              (413)             --             (18,960)

Depreciation and amortization                    430                1,318                  2              --               1,750

Total segment assets                       $   2,791           $    3,434           $    865           $  --          $    7,090
                                           =========           ==========           ========           =====          ==========

1999                                       USXX            LTI(1)           TMD           STI         OTHER           TOTAL
-------------------                     ---------        ---------        ------        ------        ------        ---------
Revenues                                $      --        $   2,777        $  948        $   22        $   18        $   3,765

Operating loss                             (1,461)          (1,080)          (66)          (67)          (52)          (2,726)

Depreciation and amortization                   8               96            50            22             2              178

Total segment assets                    $   2,887        $     922        $   --        $  115        $   --        $   3,924
                                        =========        =========        ======        ======        ======        =========

1998                                       USXX             LTI            TMD            STI           OTHER           TOTAL
-------------------                     ---------        --------       --------        -------        -------        ---------
Revenues                                $      --        $  3,918       $  2,119        $    13        $    57        $   6,107

Operating profit (loss)                    (1,552)            212           (660)          (262)          (172)          (2,434)

Depreciation and amortization                   1               9             33             14             12               69

Total segment assets                    $   4,386        $  1,031       $    657        $   337        $   215        $   6,626
                                        =========        ========       ========        =======        =======        =========

(1)      Includes operations previously reported as "LTI" and "LTI-Blythe"
         Segments.

(2)      Dormant in 2000

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of total segment assets to the Company's consolidated total assets follows:

                                                                            December 31,
                                                        --------------------------------------------------
                                                           2000                  1999               1998
                                                        ---------             ---------          ---------
Assets
  Total segment assets                                  $   7,090             $   3,924          $   6,626
  Intercompany eliminations                                (2,249)               (2,832)            (4,258)
                                                        ---------             ---------          ---------

                                                        $   4,841             $   1,092          $   2,368
                                                        =========             =========          =========

18.   COMMITMENTS AND CONTINGENCIES

The Company had guaranteed certain liabilities, of up to $2.5 million, and the purchase of the minority interest in TMD, based on a multiple of earnings before interest, taxes, depreciation and amortization (Note 3).

On February 16, 1999, in the case styled Fidelity Funding vs. Ken Smith, et al, in the 14th Judicial District of Dallas County, Texas, Fidelity Funding, Inc. (Fidelity) sued Mr. Smith and the Company in the amount of $839,449, the amount allegedly owed by Technology Manufacturing and Design, Inc., ("TMD") to Fidelity under a secured credit facility extended by Fidelity to TMD in November of 1998. Prior to the date of these financial statements, this matter was settled resulting in no payment being made by the Company.

From time to time the Company is subject to claims and suits that arise in the ordinary course of its business. While it is not possible to predict the ultimate outcome of these matters, the Company believes that any losses associated with any of such matters will not have a material effect on the Company's business, financial condition or results of operations.

If prior to September 1, 2001, the Company is unable to hold a shareholders meeting and approve an increase in the Company's number of authorized common shares adequate to issue sufficient shares of its common stock to allow the conversion of the Series F Preferred Stock and the exercise of the warrants issued to the former Yazam shareholders, these former Yazam shareholders have the right to require the Company to repurchase their Series F Preferred Stock for a price equal to the greater of $250 per share or the average price of USXX's common stock for 20 days prior to the required repurchase multiplied by 1,000. The minimum amount that the Company would need to pay to the former Yazam stockholders should this repurchase be required is approximately $6,844,000. The Company has subsequently entered into transactions with certain holders of Series F Preferred Stock modifying their respective rights (see Note 19(d)).

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   SUBSEQUENT EVENTS

(a)  Acquisition of Yazam

On March 27, 2001, the Company acquired Yazam, an international company previously providing seed-stage funding and business development services to emerging Internet and technology start-ups, for approximately $22 million in cash plus 27,374 shares of Series F Preferred Stock (which will convert into 27,374,000 shares of USXX common stock) and warrants to purchase 8,000,000 shares of USXX stock for $0.34 per share. Based on the conversion terms of the Series F Preferred Stock and the market price of the Company's common stock on the date of issuance of the Series F Preferred Stock, the Company recognized the existence of a beneficial conversion feature in the amount of $6,022,280. This amount will be recorded as a deemed dividend during the first quarter of 2001, resulting in an increase in the net loss applicable to common shareholders. This acquisition will be accounted for as a purchase, and the Company will include the results of operations of Yazam from the date of the acquisition forward. Since inception and during 2000, based on unaudited internal financial statements, Yazam suffered significant operating losses.

The following unaudited pro-forma condensed consolidated financial data assume that the acquisition of Yazam, as described above, occurred at the beginning of each fiscal year presented. This data has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                                                        2000                    1999
                                                                                   --------------          -------------
Revenues                                                                           $    6,949,885          $   3,957,908
Net loss applicable to common shareholders                                            (72,568,320)            (8,334,781)
Basic and diluted net loss per common share                                                 (2.47)                 (0.29)

The Company presently has inadequate authorized, unissued shares to convert the Series F Preferred Stock. If prior to September 1, 2001, the Company is unable to hold a shareholders meeting and approve an increase in the Company's number of authorized common shares adequate to issue sufficient shares of its common stock to allow the conversion of the Series F Preferred Stock and the exercise of the warrants issued to the former Yazam shareholders, these former Yazam shareholders have the right to require the Company to repurchase their Series F Preferred Stock for a price equal to the greater of $250 per share or the average price of USXX's common stock for 20 days prior to the required repurchase multiplied by 1,000. The minimum amount that the Company would need to pay to the former Yazam stockholders should this repurchase be required is approximately $6,844,000. The Company will record an accretive dividend over the period from the date of acquisition to the earliest redemption date which will increase the net loss applicable to common shareholders in an amount equal to the difference between the recorded value of the Series F Preferred Stock and its redemption value. The Company has subsequently entered into transactions with certain holders of Series F Preferred Stock modifying their respective rights (see Note 19(d)).

(b)  Additional Investments in Associated Companies

During 2001 the Company purchased shares of Portris' Series A-1 convertible preferred stock. In return for cancellation of $370,000 in promissory notes and accrued interest, services rendered to Portris and $185,000 in cash the Company increased its equity interest in Portris to approximately 42%.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2001 the Company purchased shares of PromiseMark's Series C preferred stock and warrants to purchase shares of PromiseMark's Series C-1 preferred stock as part of a financing by which PromiseMark raised an additional $1.5 million to fund continuing operations. As a result of this financing the Company had an approximately 16% equity interest in PromiseMark.

(c)  Sale of Investment in Buyline

On June 30, 2001, the Company sold its investment in Buyline to a company controlled by the Chairman of USXX. In exchange for the stock of Buyline the Company received a non-recourse note (except to the extent of the stock pledge) with a face value of $100,000. The note bears interest at 7% and is payable only to the extent of dividend distributions paid by Buyline to the buyer or cash proceeds received by the buyer related to the sale of Buyline stock. The Company has a right to repurchase the Buyline shares sold under this agreement for $250,000 on or prior to June 30, 2004. A portion of the Buyline shares continue to be collateral for a Buyline note payable (See Note 10).

(d)  Transactions Involving Holders of Series F Preferred Stock

On July 19, 2001, the Company entered into an agreement with a holder of 7,826 shares of Series F Preferred Stock. Under this agreement the holder waived its right to require the Company to repurchase its shares on or after September 1, 2001 and their redemption rights as stated in the certificate of designations (see Note 12). The holder received in consideration the right to require the Company to repurchase its Series F Preferred Stock for $300 per share for a ninety-day period beginning on September 30, 2002. The Company also agreed to not purchase the Series F Preferred Stock held by a certain holder without prior written consent. The amount of the accretive dividend described in Note 19(a) above will change to reflect the higher redemption price but it will be recorded over a longer period reflecting the change in the earliest date before which the stock may be redeemed.

On July 20, 2001, USV agreed to purchase 10,119.77 shares of Series F Preferred Stock from a group of current holders of such stock. USV then entered into an agreement with the Company and waived its right to require the Company to repurchase its shares on or after September 1, 2001 and their redemption rights as stated in the certificate of designations (see Note 12). USV received in consideration the right to require the Company to repurchase its Series F Preferred Stock for $300 per share for a ninety-day period beginning on September 30, 2002. The amount of the accretive dividend described in Note 19(a) above will change to reflect the higher redemption price but it will be recorded over a longer period reflecting the change in the earliest date before which the stock may be redeemed.

20.   QUARTERLY DATA (UNAUDITED)

The following table sets forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company's common stock. The prices represent the reported high and low closing sale prices.

                             U.S. TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          2000
                                                        ------------------------------------------------------------------------
                                                           First              Second              Third                Fourth
                                                          Quarter            Quarter             Quarter              Quarter
                                                        -----------      ---------------       ------------       --------------
                                                                         (As amended)(1)
Revenues                                                $   476,526       $      713,745       $    918,870       $      583,237
Gross profit (loss)                                        (150,751)              37,805             22,588             (119,708)
Net loss applicable to common stockholders                 (360,676)         (15,606,189)        (1,868,394)         (15,573,488)

Loss per common share
   Basic                                                $     (0.01)      $        (0.54)      $      (0.06)      $        (0.53)

                                                                                        1999
                                                       --------------------------------------------------------------------------
                                                           First                Second               Third               Fourth
                                                          Quarter              Quarter              Quarter             Quarter
                                                       ------------         -------------         -----------         -----------
Revenues                                               $  1,870,284         $     820,470         $   600,232         $   473,799
Gross profit (loss)                                        (166,357)             (385,822)            (70,678)            (71,239)
Net income (loss) applicable to common
   stockholders                                              62,313            (1,562,956)           (310,999)           (969,953)

Net income (loss) per common share
   Basic                                               $       0.00         $       (0.05)        $     (0.01)        $     (0.03)

(1) The Company recorded a non-cash adjustment related to the second quarter of 2000 for the beneficial conversion feature of the Series A, B and C preferred stock (see Note 12). This resulted in an increase of $14,757,650 (or $0.50 per share) to the net loss applicable to common stockholders. The Company will file an amended Form 10-Q for each of the quarters ended June 30, 2000 and September 30, 2000 to reflect these changes.

Significant adjustments increasing the fourth quarter loss in 2000, 1999 and 1998 are indicated below.

                                                                                 2000                 1999                1998
                                                                             ------------          ----------          ----------
Impairment of long-lived assets                                              $ 12,305,000          $       --          $       --
Increase of allowance on note from former officer                                      --             288,000                  --
Increase of allowance for doubtful accounts                                            --                  --             140,000
Accrued expenses                                                                       --                  --              90,000
                                                                             ------------          ----------          ----------

Aggregate adjustments                                                        $ 12,305,000          $  288,000          $  230,000
                                                                             ============          ==========          ==========

Aggregate adjustment per common share                                        $       0.42          $     0.01          $     0.01
                                                                             ============          ==========          ==========

                             U.S. TECHNOLOGIES INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


     COLUMN A                        COLUMN B                COLUMN C              COLUMN D              COLUMN E
------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONS
                                                      -----------------------------------------
                                                               (1)                  (2)
                                                      -----------------------------------------
                              BALANCE AT BEGINNING    CHARGED TO COST AND     CHARGED TO OTHER       BALANCE AT END OF
  CLASSIFICATION                    OF PERIOD               EXPENSES               ACCOUNTS           DEDUCTIONS PERIOD
------------------------------------------------------------------------------------------------------------------------
                                                                        2000

Accounts receivable -                $206,000               $158,000               $206,000               $158,000
bad debt reserve

Inventory Obsolescence               $     --               $ 80,000               $     --               $ 80,000

                                                                        1999

Accounts receivable -                $140,000               $ 66,000               $     --               $206,000
bad debt reserve

Inventory Obsolescence               $211,000               $     --               $211,000               $     --

Note receivable officer              $     --               $526,000               $     --               $526,000
- uncollectible reserve

                                                                        1998

Accounts receivable -                $ 18,000               $136,000               $ 14,000               $140,000
bad debt reserve

Inventory Obsolescence               $834,000               $     --               $623,000               $211,000


NOTE: These valuation and qualifying accounts were deducted from the assets to which they apply.

                                INDEX OF EXHIBITS

      EXHIBIT NO.                        DESCRIPTION
      -----------                        -----------

         2.1      Stock Exchange Agreement among U.S. Technologies Inc., E2Enet,
                  Inc. and certain stockholders of E2Enet, Inc., dated as of February 21, 2000. (Filed as Exhibit 2.1 to the Company's
                  Current Report on Form 8-K, filed February 26, 2000, and incorporated herein by reference.)

         2.2      Amendment to the Stock Exchange Agreement, dated as of April
                  5, 2000, by and among the Company, US Technologies Acquisition
                  Sub, Inc., E2Enet, Inc., Northwood Ventures LLC, Northwood
                  Capital Partners LLC, Jonathan Ledecky and certain other stockholders of E2Enet, Inc. (Filed as Exhibit 2.5 to the Company's Annual Report on Form 10-K filed April 10, 2000, and incorporated herein by reference.)

         2.3      Voting Agreement, dated April 12, 2000, by and among U.S.
                  Technologies Inc., USV Partners, LLC, James V. Warren,
                  Northwood Ventures LLC, Northwood Capital Partners LLC and
                  Jonathan J. Ledecky. (Filed as Exhibit 2.3 to the Company's
                  Current Report on Form 8-K, filed April 27, 2000, and incorporated herein by reference.)

         2.4      Voting Agreement and Proxy, dated April 12, 2000, by and among
                  USV Partners, LLC, James V. Warren, and Gregory Earls for the benefit of the holders of the Registrant's Series B Preferred
                  Stock. (Filed as Exhibit 2.4 to the Company's Current Report on Form 8-K, filed April 27, 2000, and incorporated herein by reference.)

         2.5      Amended and Restated Registration Rights Agreement, dated
                  April 12, 2000, by and among U.S. Technologies Inc., USV
                  Partners, LLC, Northwood Capital Partners LLC, Northwood
                  Ventures LLC, Jonathan J. Ledecky and certain other stockholders of U.S. Technologies Inc. (Filed as Exhibit 2.5 to the Company's Current Report on Form 8-K, filed April 27,
                  2000, and incorporated herein by reference.)

         2.6      Purchase Agreement, dated April 26, 2000, by and among E2Enet,
                  Inc., Northwood Ventures LLC, Northwood Capital Partners LLC,
                  Jonathan J. Ledecky and Buyline.net Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed May 11,
                  2000, and incorporated herein by reference.)

         2.7 Stock Exchange Agreement, dated April 26, 2000, entered into by and among U.S. Technologies Inc., E2Enet, Inc., and
                  Lawrence Silverman. (Filed as Exhibit 2.2 to the Company's
                  Current Report on Form 8-K, filed May 11, 2000, and incorporated herein by reference.)

         2.8      WebMilestones.com, LLC Purchase Agreement, dated as of July 5,
                  2000, by and among WebMilestones.com, LLC, and its members as of that date, including E2Enet, Inc. and Charles D. Weiss.
                  (Filed as Exhibit 2.1 to the Company's Current Report on Form
                  8-K, filed July 20, 2000, and incorporated herein by reference.)

     EXHIBIT NO.                         DESCRIPTION
     -----------                         -----------
         2.9      Agreement and Plan of Merger, dated September 27, 2000, by and among U.S. Technologies Inc., USXX Acquisition Corp. and
                  On-Site Sourcing, Inc. (Filed as Exhibit 2.1 to the Company's
                  Current Report on Form 8-K, filed October 4, 2000, and
                  incorporated herein by reference.)

         2.10 Agreement and Plan of Merger, dated February 28, 2001, by and among U.S. Technologies Inc., U.S. Technologies Acquisition
                  Co. and Yazam.com. (Filed as Exhibit 2.1 to the Company's
                  Current Report on Form 8-K, filed March 1, 2001, and incorporated herein by reference.)

         2.11 First Amendment to the Agreement and Plan of Merger, dated as of March 22, 2001, by and among U.S. Technologies Inc., U.S.
                  Technologies Acquisition Co. and Yazam.com. (Filed as Exhibit
                  2.1 to the Company's Current Report on Form 8-K, filed April
                  11, 2001, and incorporated herein by reference.)

         *2.12 Registration Rights Agreement, dated as of March 27, 2001, by and among U.S. Technologies Inc. and Certain Other
                  Shareholders of U.S. Technologies Inc.

         3.1 Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.1 to the Company's Annual Report for the year ended December 31, 1997 and incorporated herein by reference.)

         3.2      Restated Bylaws of the Company. (Filed as Exhibit 3.2 to the
                  Company's Annual Report for the year ended December 31, 1997 and incorporated herein by reference.)

         4.1      Form of Certificate evidencing Common Stock of the Company.
                  (Filed as Exhibit 3.1 to Amendment No. 1 to the Company's
                  Registration statement on Form S-1 (No. 33-11720) and incorporated herein by reference.)

         4.2 Revised form of certificate evidencing Common Stock of the Company reflecting the change of the name to U.S. Technologies
                  Inc. (Filed as Exhibit 4.1 to the Company's Current Report on
                  Form 8-K, dated July 14, 1989, and incorporated herein by reference.)

         4.3      Rights Agreement, dated as of October 31, 1997, between the
                  Company and American Securities Transfer & Trust, Inc., as
                  Rights Agent. (Filed as Exhibit 4 to the Company's Current
                  Report on Form 8-K, dated as of October 31, 1997, and incorporated herein by reference.)

         4.4      Amended Certificate of Designations, Preferences and Rights of
                  Series A Convertible Preferred Stock of U.S. Technologies
                  Inc., dated February 24, 1999. (Filed as Exhibit 4.1 to the
                  Company's Current Report on Form 8-K, dated May 26, 1999, and incorporated herein by reference.)

         4.5      Amended Certificate of Designations, Preferences and Rights of
                  Series A Convertible Preferred Stock of U.S. Technologies
                  Inc., dated November 29, 1999. (Filed as Exhibit 4.5 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999, and incorporated herein by reference.)

         4.6 Waiver Agreement between USV Partners, LLC and the Company, dated March 1, 2000. (Filed as Exhibit 4.6 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999, and incorporated herein by reference.)

     EXHIBIT NO.                         DESCRIPTION
     -----------                         -----------
         *4.6(a)  Waiver Agreement between The Earls Family Limited Partnership and Gregory Earls, dated September 20, 2000.

         4.7      Certificate of Designations, Preferences and Rights of Series
                  B Convertible Preferred Stock of U.S. Technologies Inc., dated
                  April 7, 2000. (Filed as Exhibit 4.1 to the Company's Current
                  Report on Form 8-K, dated April 27, 2000, and incorporated herein by reference.)

         4.8      Certificate of Designations, Preferences and Rights of Series
                  C Convertible Preferred Stock of U.S. Technologies Inc., dated
                  April 7, 2000. (Filed as Exhibit 4.2 to the Company's Current
                  Report on Form 8-K, dated April 27, 2000, and incorporated herein by reference.)

         4.9      Certificate of Designations, Preferences and Rights of Series
                  D Convertible Preferred Stock of U.S. Technologies Inc., dated
                  December 26, 2000. (Filed as Exhibit 4 to the Company's
                  Current Report on Form 8-K, dated January 22, 2001, and incorporated herein by reference.)

         *4.10    Certificate of Designations, Preferences and Rights of Series
                  F Convertible Preferred Stock of U.S. Technologies Inc., dated
                  March 27, 2001.

         *4.11 Form of U.S. Technologies Inc. Common Stock Purchase Warrant, dated as of March 27, 2001.

         *10.1 1999 Stock Option Plan, as amended. (Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K, for the year ended
                  December 31, 2000, and incorporated herein by reference.)

         *10.2    1999 Stock Option Plan, as further amended, as of April 27,
                  2001.

         10.3     Agreement between the Company and Wackenhut Corrections
                  Corporation, dated June 30, 1977. (Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997 and incorporated herein by reference.)

         10.4     Amendment to Agreement between the Company and Wackenhut
                  Corrections Corporation, dated January 28, 1998. (Filed as
                  Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein reference.)

         10.5     Industry Work Program Agreement between the Wackenhut
                  Corrections Corporation and Labor-to-Industry Inc., dated as of April 22, 1998. (Filed as Exhibit 10.11 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999, and incorporated herein by reference.)

         10.6     Investment Agreement between the Company and USV Partners,
                  LLC, dated as of July 16, 1998. (Filed as Exhibit 10.1 to the
                  Company's Current Report on Form 8-K, dated May 26, 1999, and incorporated herein by reference.)

         10.7 Lease Agreement by and between the State of California and Labor-to-Industry, Inc., dated as of August 1, 1998. (Filed as
                  Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.)

     EXHIBIT NO.                         DESCRIPTION
     -----------                         -----------
         *10.7A   Amendment No. 1 to Lease Agreement by and between the State of
                  California and Labor-to-Industry, Inc., dated as of March 24,
                  1999.

         *10.7B   Amendment No. 2 to Lease Agreement by and between the State of
                  California and Labor-to-Industry, Inc., dated as of May 7,
                  2001.

         10.8     Industry Work Program Agreement by and between Wackenhut
                  Corrections Corporation, American Quantum Cycles, Inc. and the
                  Company, dated as of October 19, 1999. (Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999, and incorporated herein by reference.)

         10.9     Management Agreement by and between the Company, James V.
                  Warren and J. L. (Skip) Moore. (Filed as Exhibit 5.1 to the
                  Company's Current Report on Form 8-K, dated December 8, 1999, and incorporated herein by reference.)

         10.10    Stock Purchase Agreement by and among VIPRO Corporation,
                  Northwood Ventures LLC, Northwood Capital Partners LLC and the
                  Company, dated March 13, 1999. (Filed as Exhibit 10.20 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999, and incorporated herein by reference.)

         10.12 Voting Agreement, dated as of April 26, 2000, by and among E2Enet, Inc., Northwood Ventures LLC, Northwood Capital
                  Partners LLC, Jonathan J. Ledecky, Silverman Trust and
                  Lawrence Silverman. (Filed as Exhibit 10.1 to the Company's
                  Current Report on Form 8-K, filed May 11, 2000, and incorporated herein by reference.)

         10.13    On-Site Sourcing, Inc. Voting Agreement, dated as of April 26,
                  2000, by and among On-Site Sourcing, Inc., Gregory Earls,
                  James V. Warren, Jonathan J. Ledecky, Northwood Ventures LLC, and Northwood Capital Partners LLC. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 4,
                  2000, and incorporated herein by reference.)

         10.14 Side Letter Voting Agreement and Buyline Stock Transfer, dated as of April 26, 2000, by and among E2Enet, Inc., Northwood
                  Ventures LLC, Northwood Capital Partners LLC and Jonathan J.
                  Ledecky. (Filed as Exhibit 10.2 to the Company's Current
                  Report on Form 8-K, filed May 11, 2000, and incorporated herein by reference.)

         *10.15 Yazam Voting Agreement dated as of February 28, 2001 by and between Yazam.com Inc. and Gregory Earls

         *10.16 Waiver and Replacement Agreement by and between the Company and CEVP Investment I LP, dated July 19, 2001.

         *10.17   Securities Purchase Agreement by and between USV Partners,
                  L.L.C. and the TPG entities, dated July 20, 2001.

         *10.18 Waiver and Replacement Agreement by and between the Company and USV Partners, L.L.C., dated July 20, 2001.

         *21.1    Subsidiaries of the Registrant

         *23.1    Consent of BDO Seidman, LLP

* To be provided herewith.

                               INDEX OF EXHIBITS

   Exhibit No.                                                 Description
       2.1          Stock Exchange Agreement among U.S. Technologies Inc., E2Enet, Inc. and certain stockholders of
                    E2Enet, Inc., dated as of February 21, 2000.  (Filed as Exhibit 2.1 to the Company's Current
                    Report on Form 8-K, filed February 26, 2000, and incorporated herein by reference.)

       2.2          Amendment to the Stock Exchange Agreement, dated as of April 5, 2000, by and among the Company,
                    US Technologies Acquisition Sub, Inc., E2Enet, Inc., Northwood Ventures LLC, Northwood Capital
                    Partners LLC, Jonathan Ledecky and certain other stockholders of E2Enet, Inc.  (Filed as Exhibit
                    2.5 to the Company's Annual Report on Form 10-K filed April 10, 2000, and incorporated herein by reference.)

       2.3          Voting Agreement, dated April 12, 2000, by and among U.S. Technologies Inc., USV Partners, LLC,
                    James V. Warren, Northwood Ventures LLC, Northwood Capital Partners LLC and Jonathan J.
                    Ledecky.  (Filed as Exhibit 2.3 to the Company's Current Report on Form 8-K, filed April 27,
                    2000, and incorporated herein by reference.)

       2.4          Voting Agreement and Proxy, dated April 12, 2000, by and among USV Partners, LLC, James V.
                    Warren, and Gregory Earls for the benefit of the holders of the Registrant's Series B Preferred
                    Stock.  (Filed as Exhibit 2.4 to the Company's Current Report on Form 8-K, filed April 27, 2000, and incorporated herein by reference.)

       2.5          Amended and Restated Registration Rights Agreement, dated April 12, 2000, by and among U.S.
                    Technologies Inc., USV Partners, LLC, Northwood Capital Partners LLC, Northwood Ventures LLC,
                    Jonathan J. Ledecky and certain other stockholders of U.S. Technologies Inc.  (Filed as Exhibit
                    2.5 to the Company's Current Report on Form 8-K, filed April 27, 2000, and incorporated herein by reference.)

       2.6          Purchase Agreement, dated April 26, 2000, by and among E2Enet, Inc., Northwood Ventures LLC,
                    Northwood Capital Partners LLC, Jonathan J. Ledecky and Buyline.net Inc.  (Filed as Exhibit 2.1
                    to the Company's Current Report on Form 8-K, filed May 11, 2000, and incorporated herein by reference.)

       2.7          Stock Exchange Agreement, dated April 26, 2000, entered into by and among U.S. Technologies
                    Inc., E2Enet, Inc., and Lawrence Silverman.  (Filed as Exhibit 2.2 to the Company's Current
                    Report on Form 8-K, filed May 11, 2000, and incorporated herein by reference.)

       2.8          WebMilestones.com, LLC Purchase Agreement, dated as of July 5, 2000, by and among
                    WebMilestones.com, LLC, and its members as of that date, including E2Enet, Inc. and Charles D.
                    Weiss.  (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed July 20, 2000, and incorporated herein by reference.)

       2.9          Agreement and Plan of Merger, dated September 27, 2000, by and among U.S. Technologies Inc.,
                    USXX Acquisition Corp. and On-Site Sourcing, Inc.  (Filed as Exhibit 2.1 to the Company's
                    Current Report on Form 8-K, filed October 4, 2000, and incorporated herein by reference.)

       2.10         Agreement and Plan of Merger, dated February 28, 2001, by and among U.S. Technologies Inc., U.S.
                    Technologies Acquisition Co. and Yazam.com.  (Filed as Exhibit 2.1 to the Company's Current
                    Report on Form 8-K, filed March 1, 2001, and incorporated herein by reference.)

       2.11         First Amendment to the Agreement and Plan of Merger, dated as of March 22, 2001, by and among
                    U.S. Technologies Inc., U.S. Technologies Acquisition Co. and Yazam.com.  (Filed as Exhibit 2.1
                    to the Company's Current Report on Form 8-K, filed April 11, 2001, and incorporated herein by reference.)

      *2.12         Registration Rights Agreement, dated as of March 27, 2001, by and among U.S. Technologies Inc.
                    and Certain Other Shareholders of U.S. Technologies Inc.

       3.1          Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.1 to the Company's
                    Annual Report for the year ended December 31, 1997 and incorporated herein by reference.)

       3.2          Restated Bylaws of the Company.  (Filed as Exhibit 3.2 to the Company's Annual Report for the
                    year ended December 31, 1997 and incorporated herein by reference.)

       4.1          Form of Certificate evidencing Common Stock of the Company.  (Filed as Exhibit 3.1 to Amendment
                    No. 1 to the Company's Registration statement on Form S-1 (No. 33-11720) and incorporated herein by reference.)

       4.2          Revised form of certificate evidencing Common Stock of the Company reflecting the change of the name to U.S. Technologies Inc.  (Filed as Exhibit 4.1 to the Company's Current Report on Form
                    8-K, dated July 14, 1989, and incorporated herein by reference.)

       4.3          Rights Agreement, dated as of October 31, 1997, between the Company and American Securities
                    Transfer & Trust, Inc., as Rights Agent.  (Filed as Exhibit 4 to the Company's Current Report on
                    Form 8-K, dated as of October 31, 1997, and incorporated herein by reference.)

       4.4          Amended Certificate of Designations, Preferences and Rights of Series A Convertible Preferred
                    Stock of U.S. Technologies Inc., dated February 24, 1999. (Filed as Exhibit 4.1 to the Company's
                    Current Report on Form 8-K, dated May 26, 1999, and incorporated herein by reference.)

       4.5          Amended Certificate of Designations, Preferences and Rights of Series A Convertible Preferred
                    Stock of U.S. Technologies Inc., dated November 29, 1999.  (Filed as Exhibit 4.5 to the
                    Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.)

       4.6          Waiver Agreement between USV Partners, LLC and the Company, dated March 1, 2000.  (Filed as
                    Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.)

     *4.6(a)        Waiver Agreement between The Earls Family Limited Partnership and Gregory Earls, dated September
                    20, 2000.

       4.7          Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of
                    U.S. Technologies Inc., dated April 7, 2000.  (Filed as Exhibit 4.1 to the Company's Current
                    Report on Form 8-K, dated April 27, 2000, and incorporated herein by reference.)

       4.8          Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of
                    U.S. Technologies Inc., dated April 7, 2000.  (Filed as Exhibit 4.2 to the Company's Current
                    Report on Form 8-K, dated April 27, 2000, and incorporated herein by reference.)

       4.9          Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of
                    U.S. Technologies Inc., dated December 26, 2000.  (Filed as Exhibit 4 to the Company's Current
                    Report on Form 8-K, dated January 22, 2001, and incorporated herein by reference.)

      *4.10         Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of
                    U.S. Technologies Inc., dated March 27, 2001.

      *4.11         Form of U.S. Technologies Inc. Common Stock Purchase Warrant, dated as of March 27, 2001.

       10.1         1999 Stock Option Plan, as amended. (Filed as Exhibit 10.8 to the Company's Annual Report on
                    Form 10-K, for the year ended December 31, 1999, and incorporated herein by reference.)

      *10.2         1999 Stock Option Plan, as further amended, as of April 27, 2001.

       10.3         Agreement between the Company and Wackenhut Corrections Corporation, dated June 30, 1977.
                    (Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1997 and incorporated herein by reference.)

       10.4         Amendment to Agreement between the Company and Wackenhut Corrections Corporation, dated January
                    28, 1998. (Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1997, and incorporated herein reference.)

       10.5         Industry Work Program Agreement between the Wackenhut Corrections Corporation and
                    Labor-to-Industry Inc., dated as of April 22, 1998.  (Filed as Exhibit 10.11 to the Company's
                    Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.)

       10.6         Investment Agreement between the Company and USV Partners, LLC, dated as of July 16, 1998.
                    (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated May 26, 1999, and incorporated herein by reference.)

       10.7         Lease Agreement by and between the State of California and Labor-to-Industry, Inc., dated as of August 1, 1998. (Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1999, and incorporated herein by reference.)

       10.7A        Amendment No. 1 to Lease Agreement by and between the State of California and Labor-to-Industry dated March 24, 1999.

       10.7B        Amendment No. 2 to Lease Agreement by and between the State of California and Labor-to-Industry,
                    Inc., dated as of May 7, 2001.

       10.8         Industry Work Program Agreement by and between Wackenhut Corrections Corporation, American
                    Quantum Cycles, Inc. and the Company, dated as of October 19, 1999.  (Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.)

       10.9         Management Agreement by and between the Company, James V. Warren and J. L. (Skip) Moore.
                    (Filed as Exhibit 5.1 to the Company's Current Report on Form 8-K, dated December 8, 1999, and incorporated herein by reference.)

      10.10         Stock Purchase Agreement by and among VIPRO Corporation, Northwood Ventures LLC, Northwood
                    Capital Partners LLC and the Company, dated March 13, 1999.  (Filed as Exhibit 10.20 to the
                    Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.)

      10.12         Voting Agreement, dated as of April 26, 2000, by and among E2Enet, Inc., Northwood Ventures LLC,
                    Northwood Capital Partners LLC, Jonathan J. Ledecky, Silverman Trust and Lawrence Silverman.
                    (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 11, 2000, and incorporated herein by reference.)

      10.13         On-Site Sourcing, Inc. Voting Agreement, dated as of April 26, 2000, by and among On-Site
                    Sourcing, Inc., Gregory Earls, James V. Warren, Jonathan J. Ledecky, Northwood Ventures LLC, and
                    Northwood Capital Partners LLC.  (Filed as Exhibit 10.1 to the Company's Current Report on Form
                    8-K, filed October 4, 2000, and incorporated herein by reference.)

      10.14         Side Letter Voting Agreement and Buyline Stock Transfer, dated as of April 26, 2000, by and among E2Enet, Inc., Northwood Ventures LLC, Northwood Capital Partners LLC and Jonathan J.
                    Ledecky.  (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed May 11,
                    2000, and incorporated herein by reference.)

      *10.15        Yazam Voting Agreement dated as of February 28, 2001 by and between Yazam.com Inc. and Gregory
                    Earls

      *10.16        Sublease Agreement between the Company and the Association for Health Services Research, Inc.
                    effective June 14, 2000.

      *10.17        Waiver and Replacement Agreement by and between the Company and CEVP Investment I LP, dated July
                    19, 2001.

      *10.18        Securities Purchase Agreement by and between USV Partners, L.L.C. and the TPG entities dated July
                    20, 2001.

      *10.19        Waiver and Replacement Agreement by and between the Company and USV Partners, L.L.C., dated
                    July 20, 2001.

      *21.1         Subsidiaries of the Registrant

      *23.1         Consent of BDO Seidman, LLP

* To be provided herewith.