Form 10-Q
period 2001-03-31
U S TECHNOLOGIES INC
filed 2001-08-07
CIK 810130

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 --------------


         [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001


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

                                 Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock, par value $0.02, as of June 30, 2001 was 29,610,786 shares.

                          PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS:

                             U.S. TECHNOLOGIES INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                      March 31,         December 31,
                                                                        2001               2000
                                                                     -----------        -----------
                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                       $33,188,905        $    6,110
     Trade accounts  receivable,  net of reserves of $194,000
        at March 31, 2001 and $158,000 at December 31, 2000            1,075,172           401,253
     Inventories, net of reserves of $80,000                             130,719           169,834
     Due from sale of assets                                             500,000                --
     Refundable deposits                                                 446,093
     Prepaid expenses                                                    563,174            81,848
                                                                     -----------        ----------
         Total current assets                                         35,904,063           659,045
Property and equipment, net of accumulated depreciation
  of $1,508,145 and $1,473,512 at March 31, 2001 and
  December 31, 2000                                                    1,056,909           656,820

Investments in affiliates                                              5,027,790         3,434,217

Other assets:
     Notes receivable                                                    254,299            90,000
     Other assets                                                        333,194               450
                                                                     -----------        ----------
         Total other assets                                              587,493            90,450
                                                                     -----------        ----------
            Total assets                                             $42,576,255        $4,840,532
                                                                     ===========        ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             U.S. TECHNOLOGIES INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           March 31,          December 31,
                                                                             2001                 2000
                                                                         ------------         ------------
                                                                          (Unaudited)
Current liabilities:
     Accounts payable                                                       1,750,947            1,715,586
     Accrued expenses                                                       1,832,438              290,985
     Obligation under put option assumed in conjunction with
        E2E acquisition                                                     2,000,010            2,000,010
     Due to Yazam shareholders                                              5,568,884                   --
     Line of credit                                                           200,456              197,392
     Notes payable                                                       $ 22,895,572         $    685,861
                                                                         ------------         ------------
     Total current liabilities                                             34,248,307            4,889,834
                                                                         ------------         ------------
Series F redeemable convertible preferred stock:
        $0.02 par value, votes as if converted to common
        stock on certain issues, 27,374 shares authorized
        issued and outstanding                                              7,713,790                   --


Shareholders' equity:
       Common stock; $.02 par value; 40,000,000 shares
         authorized; 29,610,786 issued and outstanding
         at March 31, 2001 and December 31, 2000                              592,216              592,216
       Series A convertible preferred stock:
         $0.02 par value, votes as if converted to common stock,
         10,000,000 shares authorized;625,000 issued and
         outstanding                                                        6,250,000            6,250,000
       Series B mandatorily convertible preferred stock:
         $0.02 par value, votes as if converted to common
         stock on certain issues, 112,000 shares authorized,
         issued and outstanding                                            11,200,000           11,200,000
       Series C mandatorily convertible preferred stock:
         $0.02 par value, votes as if converted to common stock
         on certain issues, 8,750 shares authorized; 4,534 shares
         issued and outstanding                                             4,337,914            4,337,914
       Series D mandatorily convertible preferred stock:
         $0.02 par value, votes as if converted to common
         stock on certain issues, 2,000 shares authorized;
         1,552.5 shares issued and outstanding                                170,775              170,775
       Series E convertible preferred stock: issuable                       1,788,500            1,199,200
         Additional paid-in capital                                        34,501,965           27,601,507
       Accumulated deficit                                                (58,227,212)         (51,400,914)
                                                                         ------------         ------------
         Total shareholders' equity                                           614,158              (49,302)
                                                                         ------------         ------------
Total liabilities and shareholders' equity                               $ 42,576,255         $  4,840,532
                                                                         ============         ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             U.S. TECHNOLOGIES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three months
                                                           ended March 31,
                                                   ---------------------------------
                                                       2001                 2000
                                                   ------------         ------------
Net Sales                                          $    602,607         $    476,526

Operating costs and expenses:
     Cost of sales                                      606,240              627,277
     Selling expense                                     19,694               15,923
     General and administrative expense                 592,631              210,999
                                                   ------------         ------------
         Total operating costs and expenses           1,218,565              854,199
                                                   ------------         ------------
(Loss) from operations                                 (615,958)            (377,673)

Other (income) expense
     Interest, net                                       90,618               (3,254)
     Other, net                                            (495)             (13,743)
     Equity in loss of investees                         97,937                   --
                                                   ------------         ------------
         Total other (income) expense                   188,060              (16,997)
                                                   ------------         ------------
Net loss                                           $   (804,018)        $ ( 360,676)
Deemed dividend                                       6,022,280                   --
                                                   ------------         ------------

Net loss applicable to common shareholders         $ (6,826,298)        $   (360,676)
                                                   ============         ============
Net loss per share:
     Basic                                         $      (0.23)        $      (0.01)
                                                   ============         ============
     Diluted                                       $      (0.23)        $      (0.01)
                                                   ============         ============
Shares used in per share calculation:
     Basic                                           29,610,786           28,924,838
                                                   ============         ============
     Diluted                                         29,610,786           28,924,838
                                                   ============         ============



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. TECHNOLOGIES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three months Ended March 31,
                                                                             2001                 2000
                                                                         ------------         ------------
Cash flows from operating activities:
     Net loss                                                            $   (804,018)        $   (360,676)
     Adjustments to reconcile net loss
       to net cash provided by (used in) operating activities:
         Depreciation and amortization                                         34,634               31,750
         Equity in losses of investees                                         97,937                   --
Changes in assets and liabilities, net of effect of acquisitions:
         Accounts receivable                                                    7,879             (128,712)
         Inventories                                                           39,115              (24,215)
         Prepaid expense                                                      (26,887)            (237,069)
         Accounts payable                                                    (863,535)             (36,146)
         Accrued expenses                                                     424,183               81,679
         Due to Yazam shareholders                                          5,568,884                   --
                                                                         ------------         ------------
Net cash provided by (used in) operating activities                         4,478,192             (673,389)
                                                                         ------------         ------------
Cash flows from investing activities:
         Net cash acquired in acquisitions                                  6,113,165                   --
         Investments in affiliates                                           (164,299)            (414,730)
         Equipment purchases                                                  (38,838)                  --
         Change in other assets                                                (7,500)              22,749
                                                                         ------------         ------------
Net cash provided by (used in) investing activities                         5,902,528             (391,981)

Cash flows from financing activities:
         Proceeds from the issuance of notes payable                       22,319,451                   --
         Payments of notes payable                                           (109,740)             (12,437)
         Net borrowings under line of credit                                    3,064                   --
         Proceeds from exercise of stock
            options and warrants                                                   --              202,813
         Proceeds from convertible preferred stock                            589,300            2,742,928
                                                                         ------------         ------------
Net cash provided by financing activities                                  22,802,075            2,933,304
                                                                         ------------         ------------
Net cash provided                                                          33,182,795            1,867,934
Cash and cash equivalents, beginning of period                                  6,110                9,451
                                                                         ------------         ------------
Cash and cash equivalents, end of period                                 $ 33,188,905         $  1,877,385
                                                                         ============         ============

Supplemental disclosures of cash flow information:

Supplemental schedule of non-cash investing activities

On March 27, 2001, the Company paid $22,000,000, exchanged 27,374 shares of Series F mandatorily convertible preferred stock and granted 8,000,000 warrants for all of the outstanding shares of Yazam.net as described more fully in Note
4. In conjunction with the acquisition, net cash was acquired as follows as follows:

Fair value of assets acquired                             $  33,008,049
Cash paid                                                   (16,831,000)
Non-cash assets acquired                                     (4,495,000)
Due to Yazam shareholders                                    (5,568,884)
                                                          -------------

Net cash acquired in acquisition                          $   6,113,165
                                                          =============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             U.S. TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the statement of the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

On March 27, 2001, the Company acquired Yazam.com Inc. ("Yazam"). As a result of the acquisition of Yazam, the Company obtained approximately $6,900,000 in cash, incurred approximately $800,000 in closing costs and assumed liabilities of approximately $2,800,000, which will be used to support the Company's working capital and investing requirements during 2001. In addition to the acquisition cost for Yazam, the Company plans to selectively invest additional funds in those acquired companies of Yazam which are deemed to have the most potential to achieve their strategic business objectives. Any return may be realized through future cash flows from the acquired companies or through the sale of the acquired companies, once their business operations are properly developed.

If prior to September 1, 2001, the Company is unable to issue sufficient shares of its common stock to allow the conversion of the Series F Preferred Stock and the exercise of the warrants issued to the former Yazam shareholders, these former Yazam shareholders have the right to require the Company to repurchase their Series F Preferred Stock for a price equal to the greater of $250 per share or the average price of USXX's common stock for 20 days prior to the required repurchase multiplied by 1,000. The minimum amount that the Company would need to pay to the former Yazam stockholders should this repurchase be required is approximately $6,844,000. The Company has subsequently entered into transactions with certain holders of the Series F Preferred Stock modifying their respective rights.

The Company's sources of funds to pursue these acquisition opportunities and provide working capital will come from equity transactions involving the sale of the Company's convertible preferred stock. The Company's ability to attract investors to its equity offerings and to support its business objectives is dependent upon its ability to generate positive earnings (through increasing revenues and controlling costs at its LTI operations and generating revenues as a result of providing services to the Associated Companies) and cash flow from operations, complete the development of its capital raising operations and attract investors to its equity offerings. Should the Company be unable to raise sufficient capital to meet its cash flow needs, the Company may be required to significantly curtail its operations and investing activities. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.       NATURE OF OPERATIONS

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

On April 12, 2000, the Company completed its acquisition of E2Enet, Inc ("E2Enet"). E2Enet was a privately held company that had made investments in several development stage businesses. The acquisition of E2Enet provided the Company with a platform to participate in the growing technology industry. The completion of the E2Enet acquisition enhanced our opportunities for both investment in, and creative development of early stage businesses.

In mid-March 2001, the Company concluded its management arrangement with The Spear Group, which had been providing accounting and administrative support to the Company and operating the Company's PIE businesses from Atlanta, Georgia. These operating services for the PIE businesses are now being handled from the Company's office in Orlando, Florida. The accounting and administrative support functions were consolidated in the Company's executive offices in Washington, DC. In connection with these changes, Jim Warren, while retaining his position as a Director, stepped down as Co-Director and Co-Chief Executive Officer of the Company and Skip Moore resigned as an officer with the Company.

On March 27, 2001, the Company consummated its acquisition of Yazam.com, Inc ("Yazam"). Yazam, a privately held company, had been engaged in seed-stage funding and business development services to emerging Internet and technology related start-ups. Due to the fact that the acquisition of Yazam occurred on March 27, 2001 just prior to the end of the quarter on March 31, 2001, the acquisition was recorded, for accounting purposes, as if it occurred on March 31, 2001. Therefore, results of operations for the quarter ended March 31, 2001, do not include the operating results of Yazam. These four days of operations were not material to the consolidated financial statements of the Company. (See "Yazam Acquisition" below)

Historically, the Company has been engaged, through its wholly owned-subsidiary, Labor-to-Industry Inc. ("LTI"), in the operation of industrial facilities located within both private and state prisons, which are staffed principally with inmate labor. LTI's prison-based operations are conducted under the guidelines of the 1979 Prison Industry Enhancement ("PIE") program.

In May 2001, Eric Becker, a Managing partner and co-founder of Sterling Venture partners, joined the Company's Board of Directors.

4.       YAZAM ACQUISITION

On March 27, 2001, the Company acquired Yazam, which made early stage investments in several development stage technology businesses. The details of the purchase of Yazam have been reported by the Company in its Forms 8-K filed on March 1, April 11, 2001 and May 25, 2001. Financial information for the Yazam acquisition is to be presented in a Form 8-K/A filing, which is currently in process.

At the date of closing the assets of Yazam totaled approximately $33.0 million. Yazam assets included approximately $28.5 million of cash, a public and investor relations services company called Gregory Communications FCA ("Gregory, FCA"), a $0.5 million asset representing a business held and under contract for sale that has since closed, a $1.7 million investment in 26 associated companies, plus office equipment and other assets.

In consideration for the purchase of Yazam the Company paid $22,000,000 in cash plus 27,374 shares of the Company's Series F Convertible Preferred Stock, which may be convertible into 27,374,000 shares of common stock of the Company, and warrants to purchase an aggregate of 8,000,000 shares of the Company's common stock at $0.34 per share. As of March 31, 2001, approximately $16.4 million of the cash portion of the purchase price had been paid to Yazam shareholders, with the balance (or approximately $5.6 million) of the cash portion being paid during the quarter ended June 30, 2001.

The Company obtained a loan from Safra National Bank of New York for the entire cash portion of the Yazam purchase price. The loan carried an interest rate of 1.0% over the three-month LIBOR rate and was secured by a portion of the cash held by Yazam as of the closing date and was repaid in full during April 2001. The issuance of shares of the Company's common stock upon the exercise of such warrants or the conversion of the Series F Convertible Preferred Stock into common stock will require the prior amendment of the Company's charter to increase the number of authorized common shares of the Company. Management has obtained agreements from stockholders representing the majority of shares entitled to vote on the charter amendment to vote in favor of such amendment. The Company presently expects to increase the aggregate number of authorized shares of capital stock of the Company from 40 million to 500 million shares, as previously disclosed by the Company.

The holders of the Company's Series F Stock may, if authorized shares of Common Stock are not then adequate for conversion of their Series F Stock and Warrants, put their respective shares of Series F Stock to the Company at any time on or after September 1, 2001 for the greater of the trailing twenty-day market average prior to exercise of their put or $250.00 per share of Series F stock. In mid-July, 2001, the Company began negotiations with certain significant holders of the Series F Stock to obtain waivers of their put. Because of this put option, the Series F Convertible Preferred Stock will not be included in the Company's stockholders' equity as reported on March 31, 2001. On July 18 and 20, 2001 the Company entered into Waiver and Replacement Agreements with respect to the Series F Stock held by the two largest holders of that class. The Waiver and Replacement Agreements provide for a waiver of their put as well as their right to redeem their shares after March 27, 2003 that is set forth in the Series F Certificate of Designations. In return, the holders of those shares of Series F Stock received the right to require the Company to purchase their shares at a purchase price of $300.00 per share (or $0.30 per share of Common Stock) during a ninety-day period beginning September 30, 2002.

On July 18, 2001, the Carlyle Group entered into a Waiver and Replacement Agreement with the Company. On July 20, 2001, various affiliates of the Texas Pacific Group ("TPG") entered into an agreement to sell their shares of Series F Stock to USV Partners at $150.00 per share of Series F stock by August 3, 2001 and USV entered into a Waiver and Replacement Agreement with respect to those shares. USV and its assignees expect to close the transaction the week of August 6, 2001.


As of the date of this report, the Company cannot determine with certainty whether the requirements to approve the Charter Amendment will be completed by September 1, 2001. Therefore, the Company cannot determine with certainty whether the Series F stockholders will have the right to put their shares to the Company on and after September 1, 2001. The Company cannot presently determine whether the average price per share of the Company's common stock during the 20 trading day period used to determine the put price will exceed $0.25 and therefore cannot presently estimate the Company's maximum financial obligation to repurchase the Series F Convertible Preferred Stock. Currently, the Company is exploring several alternatives with regard to its obligations under the repurchase obligation including negotiating with Series F stockholders to amend or waive the repurchase obligation. However, if the Company is required to fund its obligation to repurchase shares of the Series F Stock, it may have to raise additional funds to do so and there can be no assurance that the Company will be able to raise such additional funds.

Presented below is certain information on several of the associated companies, which were acquired by the Company in the Yazam acquisition. Our equity ownership/voting power percentages have been calculated, as of March 27, 2001, based on the issued and outstanding common stock of each associated company, assuming the issuance of common stock upon the exercise of outstanding options and warrants and the conversion into common stock of outstanding convertible securities. Except where we indicate otherwise, our equity ownership and voting power percentages are the same.


---------------------------------------------------------------------------------------------------
                             Associated Companies Acquired With Yazam
---------------------------------------------------------------------------------------------------
    Associated Company             Market            Date        Equity
                                                    Formed      Ownership    Board Representation
---------------------------------------------------------------------------------------------------
Baobab                                                                       THE COMPANY HAS THE
                            Developing language                             RIGHT TO DESIGNATE 1
www.baobab.com             recognition technology   1/18/00      9.02%             MEMBER
--------------                                                               TOTAL DIRECTORS--4
---------------------------------------------------------------------------------------------------
Ezface                                                                       THE COMPANY HAS THE
                                 Developing                                 RIGHT TO DESIGNATE 1
www.ezface.com              interactive cosmetic    12/6/99      6.96%             MEMBER
--------------                    websites                                 TOTAL DIRECTORS--UP TO
                                                                                      7
---------------------------------------------------------------------------------------------------

Gammasite                                                                    THE COMPANY HAS THE
                                                                            RIGHT TO DESIGNATE 1
www.gammasite.com            Provides internet     12/29/99      9.75%             MEMBER
-----------------          searching capabilities                          TOTAL DIRECTORS--UP TO
                                                                                      7
---------------------------------------------------------------------------------------------------
Incepto                                                         7.0%(5%         AS A HOLDER OF A
                                                                COMMON           MAJORITY OF THE
www.incepto.com                                               STOCK AND A     PREFERRED SHARES, THE
---------------                                                CARRY OF       COMPANY MAY DESIGNATE
                            Provides technology                PREFERRED      1 MEMBER SUBJECT TO
                            that allows ISPs to    DECEMBER   SHAREHOLDERS       APPROVAL OF THE
                               operate cost          1999      EQUAL TO        FOUNDERS, NOT TO BE
                               efficiently                   APPROXIMATELY    UNREASONABLY WITHHELD,
                                                               ANOTHER 2%         AND TO JOINTLY
                                                                OF THE          DESIGNATE ONE OTHER
                                                                COMPANY)           MEMBER.
                                                                             TOTAL DIRECTORS--4
---------------------------------------------------------------------------------------------------
Phlair                                                                          AS A HOLDER OF A
                                                                              MAJORITY OF THE SERIES
www.phlair.com              Provides commercial                                B STOCK, THE COMPANY
--------------              transaction tracking    2/24/00      9.28%           HAS THE RIGHT TO
                                 services                                       DESIGNATE 1 MEMBER
                                                                                 TOTAL DIRECTORS--4
---------------------------------------------------------------------------------------------------
Quintessence                 Developing fiber      11/16/00       1.5%              NO BOARD
www.quintessence.com         optic hardware                                      REPRESENTATION
--------------------

---------------------------------------------------------------------------------------------------
Soneta                       Provides one-stop      2/1/00       8.42%        THE COMPANY HAS THE
                                shopping for                                  RIGHT TO DESIGNATE 1
www.soneta.com              outsourced internet                                    MEMBER
--------------               commerce solutions                                TOTAL DIRECTORS--4
---------------------------------------------------------------------------------------------------
Selis                                                                         AS HOLDER OF THE
                            Developing web-based                             SERIES A STOCK, THE
www.selis.com                network management     1/19/00     12.24%      COMPANY HAS THE RIGHT
                                  systems                                   TO DESIGNATE 1 MEMBER
                                                                             TOTAL DIRECTORS--3
---------------------------------------------------------------------------------------------------
TravelBond                  Developing web-based    3/31/00      26.47%      THE COMPANY HAS THE
                             infrastructure for                              RIGHT TO DESIGNATE 1
www.travelbond.com           interactive travel                              MEMBER. THE COMPANY
------------------               planning                                      CURRENTLY OWNS A
                                                                            MAJORITY OF THE SERIES
                                                                                  B STOCK.
                                                                            TOTAL DIRECTORS--UP TO 3
---------------------------------------------------------------------------------------------------

The following unaudited pro-forma condensed consolidated financial data for the quarter ended March 31, 2001, assume that the acquisition of Yazam, as described above, occurred at January 1, 2001. This data has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                                 2000
                                                              -----------
Revenues                                                      $ 1,242,072
Net loss applicable to common shareholders                     12,795,386
Basic and diluted net loss per common share                         (0.43)

5.       USE OF ESTIMATES

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


6.       INVENTORIES

At March 31, 2001 and December 31, 2000, inventories consisted of the following:

                                                          2001               2000
                                                       ----------         ----------
             Raw materials                             $  200,132         $  231,177
             Work in progress                              10,587             18,272
             Finished Goods                                     -                385
             Reserve for Obsolescence                     (80,000)           (80,000)
                                                       ----------         ----------
                                                       $  130,719         $  169,834
                                                       ==========         ==========

7.       NOTES RECEIVABLE

During the quarter ended March 31, 2001, the Company advanced approximately $165,000, to be used for working capital, to Portris, Inc. ("Portris"), a U.S. Technologies associated company. Portris is a software company that is developing an information management system that facilitates performance of interactive team oriented projects over the Internet. As of March 31, 2001, the Company had advanced approximately $254,000 to Portris in exchange for the delivery to U.S. Technologies of promissory notes equal to such amount. During May 2001, these promissory notes were cancelled and exchanged for equity of Portris, thereby increasing the Company's ownership interest in Portris from 30.4% to 42.2%.

8.       CONVERTIBLE PREFERRED STOCK

During the quarter ended March 31, 2001, the Company raised, through recent subscriptions for it's Series E Preferred, approximately $589,000. This brings the total raised through the Series E Preferred Stock offering to approximately $1,789,000. As of the date of this report, the offering of the Series E Preferred has not closed. The proceeds from the Series E Preferred offering will be used primarily to finance additional investments in new and existing technology companies and ongoing working capital needs.

On the closing date of the Yazam acquisition, the Company issued 27,374 shares of the Company's Series F Convertible Preferred Stock, which may be convertible into 27,374,000 shares of common stock of the Company, and warrants to purchase an aggregate of 8,000,000 shares of the Company's common stock at $0.34 per share. (See "Yazam Acquisition" above)

The following table presents the dilution of the Company's common stock, which will result upon approval of the Company's Charter Amendment and conversion of the Company's convertible preferred shares.

Common stock outstanding at March 31, 2001                                    29,610,786
Conversion of Series A Convertible Preferred Stock                            51,229,508
Conversion of Series B Mandatorily Convertible Preferred Stock                56,000,000
Conversion of Series C Mandatorily Convertible Preferred Stock                 3,126,895
Conversion of Series D Mandatorily Convertible Preferred Stock                 1,552,500
Conversion of Series F Convertible Preferred Stock                            27,374,000
                                                                             ------------
                                                                              168,893,689*
                                                                             ============

* Does not include conversion of subscribed but unissued preferred stock which is not determinable at the date of this report. Also does not include shares, which would be issuable upon exercise of stock options and warrants.

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

The Company and certain holders of the Company's Series A, B and C Preferred Stock entered into a registration rights agreement for the registration of the shares of common stock into which the Series A, Series B, and Series C Preferred Stock are convertible. Collectively, the stockholders party to the agreement have the right to compel the Company to register their respective shares at the expense of the Company at certain times (no earlier than six months subsequent to conversion of such shares to Common Stock) and rights on other occasions to have such registration effected at the expense of the holders. This request must be made by one third of the shares covered by this agreement. These stockholders also have unlimited registration rights to be combined, at the Company's expense, with certain registrations of any equity securities by the Company (Piggyback Rights), subject to restrictions which might be imposed by an underwriter for the sale of such shares.

On March 27, 2001, the Company and certain holders of the Company's Series F Preferred Stock entered into a registration rights agreement. Under the Series F registration rights agreement, the holders have the right to compel the Company to register their respective shares at the Company's expense. The holders also have Piggyback Rights, subject to restrictions, which an underwriter might impose for the sale of the shares. This Series F registration rights agreement expires by its terms on March 27, 2007.

Based on the conversion terms of the Series F Convertible Preferred Stock, and the market price of the Company's common stock on the date of issuance of the Series F Convertible Preferred Stock, the Company recognized the existence of a beneficial conversion feature in the amount of $6,022,280. This amount was recorded as a non-cash deemed dividend in the quarter ended March 31, 2001, resulting in an increase in the net loss applicable to common shareholders.

9.       ADDITIONAL PAID-IN CAPITAL

During the quarter ended March 31, 2001, the Company increased additional paid in capital by approximately $6,902,000. The components of this increase were; a $6,022,000 deemed dividend created by beneficial conversion features of the Series F mandatorily convertible preferred stock and $880,000 value of warrants issued in the Yazam acquisition.

10.     SEGMENT INFORMATION

During 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. The Company's chief operating decision makers aggregate operating segments based on the location of the segment and whether it is prison-based or free-world. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has four reportable segments for the quarters ended March 31, 2001 and 2000. The four reportable segments are USXX (Washington, DC), LTI (Lockhart, Texas and Blythe, California) ("LTI"), the Company's technology investments ("TECHNOLOGY") and Gregory FCA (Philadelphia, Pennsylvania). USXX is the corporate office, LTI is a prison-based manufacturer of computer circuit boards and modular office furniture components. The Company's technology investments consist of ownership interests in approximately 34 technology companies, which were primarily acquired through the acquisition of E2E and Yazam. Gregory FCA is a wholly-owned subsidiary of Yazam which provides public and investor relations services (see note 2).

Summary information by segment as of and for the three months ended March 31, 2001 and 2000 follow (in thousands):

                             USXX       LTI(a)    Gregory FCA(c)    TECHNOLOGY     Other      Total
                           -------      -----     --------------    ----------     -----      -----
2001

Net sales                  $    --     $   603    $       --         $     --      $  --      $   603
Operating loss                (462)       (151)           --               (3)        --         (616)
Total Assets(b)              9,728         928           885           31,035         --       42,576

2000

Net sales                  $    --     $   461    $       --         $     --      $  16     $    477
Operating Profit (loss)       (151)       (219)           --               --         (8)        (378)
Total Assets(b)              2,519       1,064            --               --        127        3,710


         (a) Amounts shown in the "LTI" column were previously shown separately as "LTI" and "LTI - Blythe".

         (b)      Represents net book value of assets.

         (c) Gregory FCA is a wholly-owned subsidiary of Yazam. See Yazam acquisition disclosure in note 4.

11.      Earnings per Share

The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the three months ended March 31, 2001 and 2000 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.


                                                                                Per
                                                 (Loss)           Shares       share
                                               (Numerator)     (Denominator)   amount
                                               -----------     ------------   --------
Three months ended March 31, 2001:

Net loss                                       $(6,826,298)     29,610,786    $ (0.23)

Effect of dilutive potential common shares:
     Stock options                                      --              --
     Warrants                                           --              --
                                               -----------     -----------

Diluted net loss                               $(6,826,298)     29,610,786    $ (0.23)
                                               ===========     ===========    =======

Three months ended March 31, 2000:

Net loss                                       $  (360,676)     28,924,838    $ (0.01)
Effect of dilutive potential common shares:
     Stock options                                      --              --
     Warrants                                           --              --
                                               -----------     -----------

Diluted net loss                               $  (360,676)     28,924,838    $ (0.01)
                                               ===========     ===========    =======

12.      RECENT ACCOUNTING PRONOUNCEMENTS

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

Effective January 1, 2001, the Company adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and revises the accounting standards for securitizations and transfers of financial assets and collateral. The adoption of this standard on January 1, 2001 did not have a material effect on the Company's results of operations and financial position. This standard also required new disclosures in 2000. Such requirements were not applicable to the Company.

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

In June 1998 the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The Company will designate each derivative as belonging to one of several possible categories, based on the intended use of the derivative. The recognition of changes in fair value of a derivative that affect the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (i) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (ii) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects. SFAS 137 delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 138 Accounting For Certain Derivative Instruments and Certain Hedging Activities, Amendment of SFAS No. 133, liberalized the application of SFAS 133 in a number of areas.

The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001, to affect its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included in the Company's form 10-K for the year ended December 31, 2000.

Results of Operations

The following analysis compares the results of operations for the three-month period ended March 31, 2001 to the comparable period ended March 31, 2000.

Due to the fact that the acquisition of Yazam occurred on March 27, 2001, just prior to the end of the quarter on March 31, 2001, the acquisition, for accounting purposes, was recorded as it occurred on March 31, 2001. Therefore, results of operations for the quarter ended March 31, 2001 do not include the operating results of Yazam. These four days of operations were not material to the consolidated financial statements of the Company. The operating results of Yazam in prior periods have included asset impairment losses and equity in losses of associated companies. The Company expects operating results of this nature to also occur in future periods.

Net sales during the three months ended March 31, 2001 were $ 602,607, compared to $ 476,526 during the three months ended March 31, 2000. The increase in net sales, in the amount of $126,081, was primarily due to an increase in sales in the Company's LTI Lockhart facility, which occurred primarily as a result of additional sales to existing customers.

In the three months ended March 31, 2001, cost of goods sold was $ 606,240, which represented 101% of net sales. During the three months ended March 31, 2000, cost of goods sold was $ 627,277, which represented 132% of net sales. The decrease in the cost of goods sold percentage was primarily a result of inventory adjustments, recorded in 2000, to reflect the loss of certain customers, which did not occur in 2001. Also contributing was a change in customer preferences which resulted in the use of more customer supplied materials in 2001, thereby reducing cost of sales when compared to 2000.

Selling expenses during the three months ended March 31, 2001 were $ 19,694, representing 3% of net sales. During the three months ended March 31, 2000, selling expenses in the amount of $15,923 represented 3% of net sales.

General and administrative expenses during the three months ended March 31, 2001 were $592,631, which represented 99% of net sales. During the three months ended March 31, 2000, general and administrative expenses were $ 210,999, which also represented 44% of net sales. The increase in general and administrative expenses is primarily the result of increasing corporate staff at the Company's Washington, DC headquarters to support the Company's associated companies.

Other expense during the quarter ended March 31, 2001, totaled $188,060 compared to other income of $(16,997) during the quarter ended March 31, 2000. The principal components of the 2001 other expenses were $97,937 related to the Company's portion of the losses of associated companies accounted for on the equity basis and $90,618 in net interest expense due primarily to the $22,000,000 acquisition note taken out by the Company during March 2001 to fund the purchase of Yazam.

During the three months ended March 31, 2001, the Company had a net loss available to common shareholders of $ 6,826,298 or $ 0.23 per weighted-average share. Included in the net loss for March 31, 2001, the Company recognized a non-cash expense of $6,022,280 as a result of a deemed dividend resulting from beneficial conversion features of the Series F Preferred Stock issued in the Yazam acquisition. The deemed dividend amount was calculated for each respective preferred series as the excess of the market price of the Company's common stock on the March 27, 2001, measurement date over the effective conversion price of the Series F Preferred Stock, times the 27,374,000 shares of the Company's common stock to be issued on conversion of the preferred stock.

During the three months ended March 31, 2000, the Company incurred a net loss of $ 360,676 or $ 0.01 per weighted-average share. There were no events occurring during the quarter ended March 31, 2000, which created any deemed dividend issues relative to the Company's preferred stock.

Liquidity and Capital Resources

During the three months ended March 31, 2001 the Company experienced positive operating cash flows of $4,478,192. Positive operating cash flows in the three months ended March 31, 2001 resulted principally from the deferred payment of $5,568,884 due to be paid to certain shareholders of Yazam as part of the $22,000,000 cash acquisition cost, which was not paid until after March 31, 2001. This was negatively impacted by the $804,018 net loss incurred during that period and a decrease in accounts payable of $863,535, reduced by an increase of $424,183 in accrued expenses. The decrease in accounts payable was attributable to the payment of legal and accounting fees that accumulated at December 31, 2000 associated primarily with the acquisition of Yazam, which were paid prior to March 31, 2001. Accrued expenses increased due primarily to accrual of unbilled legal fees at March 31, 2001, which were primarily associated with the Yazam acquisition. Negative operating cash flows in the three months ended March 31, 2000 resulted principally from the $360,676 net loss incurred during that period and increases in prepaid expenses and accounts receivable of $237,069 and $128,712, respectively. The increase in prepaid expenses includes approximately $165,000 in legal costs associated with the E2E acquisition, which closed on April 12, 2000.

Net cash provided by investing activities of $5,902,528 during the three months ended March 31, 2001 consisted primarily of $6,113,165 net cash acquired in the Yazam acquisition after legal and accounting fees related to the acquisition. Approximately $5,600,000 was paid to Yazam shareholders during the quarter ended June 30, 2001. Net cash used in investing activities of $391,981 during the three months ended March 31, 2000 was primarily the result of cash advances to technology companies associated with the acquisition of E2E by the Company, of $414,730.

Net cash provided by financing activities of $22,802,075 during the three months ended March 31, 2001 was primarily due to the $22,000,000 note created to provide the cash portion of the Yazam acquisition and the receipt of net proceeds from the subscription of preferred stock of $589,300. The Yazam acquisition note was paid in full during April 2001. Net cash provided by financing activities of $2,933,304 during the three months ended March 31, 2000 was primarily due to the receipt of net proceeds from the subscription of preferred stock of $2,742,928 and proceeds from the exercise of common stock options and warrants of $202,813.

As identified by the above discussion and analysis, the Company did not produce a profit from operations in the quarter ended March 31, 2001. Management has initiated steps to increase sales and reduce unnecessary costs. However, completing the Company's business plans will require additional investment and working capital. To provide for this investment and working capital, the Company raised, during the quarter ended March 31, 2001, approximately $7,100,000 through the Yazam purchase and the subscription of its Series E Preferred.

Under the terms of the Yazam Acquisition Agreement, the 27,374 shares of the Company's Series F Preferred Stock are convertible into 27,374,000 shares of Company common stock. Holders of Series F Preferred Stock would receive preferential treatment in a liquidation of the Company over all existing holders of Company common stock and Preferred Stock ("Existing Preferred Stock"). Pursuant to the

Registration Rights Agreement, the Series F holders have demand and piggy-back registration rights. By the Company's 2001 Proxy Statement, the Company intends to amend its Charter to increase the number of authorized shares of Company common stock in order to authorize and reserve at least a sufficient number of shares of common stock for issuance in connection with the conversion of the Series F Stock and the exercise of the warrants. If the Company does not authorize and issue such additional number of shares of common stock as necessary for the conversion of the Series F Stock and the exercise of the warrants prior to September 1, 2001, the Yazam stockholders who received shares of Series F Stock may require the Company after such date to repurchase their shares of Series F Stock for a price per share equal to the average price of Company common stock as reported on the OTC BB (or other applicable nationally recognized market quotation system) for the 20 trading days prior to the date of the request multiplied by 1,000, but not less than $250 per share of Series F stock (or a total of $6,843,500). Because of this put option, the Series F Convertible Preferred Stock will not be included in the Company's stockholders' equity as reported on March 31, 2001.

In mid-July, 2001, the Company began negotiations with certain significant holders of the Series F Stock to obtain waivers of their put. On July 18 and 20, 2001 the Company entered into Waiver and Replacement Agreements with respect to the Series F Stock held by the two largest holders of that class. The Waiver and Replacement Agreements provide for a waiver of their put as well as their right to redeem their shares after March 27, 2003 that is set forth in the Series F Certificate of Designations. In return, the holders of those shares of Series F Stock received the right to require the Company to purchase their shares at a purchase price of $300.00 per share of Series F stock during a ninety-day period beginning September 30, 2002.

On July 18, 2001, the Carlyle Group entered into a Waiver and Replacement Agreement with the Company. On July 20, 2001, various affiliates of the Texas Pacific Group ("TPG") entered into an agreement to sell their shares of Series F Stock to USV Partners at $150.00 per share of Series F stock by August 3, 2001 and USV entered into a Waiver and Replacement Agreement with respect to those shares. USV and its assignees expect to close the transaction the week of August 6, 2001.

As of the date of this report, the Company can not determine with certainty whether the requirements to approve the Charter Amendment will be completed by September 1, 2001. Therefore, the Company cannot determine with certainty whether the Series F stockholders will have the right to put their shares to the Company on and after September 1, 2001. The Company cannot presently determine whether the average price per share of the Company's common stock during the 20 trading day period used to determine the put price will exceed $0.25 and therefore cannot presently estimate the Company's maximum financial obligation to repurchase the Series F Convertible Preferred Stock. Currently, the Company is exploring several alternatives with regard to its obligations under the repurchase obligation including negotiating with Series F stockholders to amend or waive the repurchase obligation. However, if the Company is required to fund its obligation to repurchase shares of the Series F Stock, it may have to raise additional funds to do so and there can be no assurance that the Company will be able to raise such additional funds.

Further, for a ninety-day period beginning March 27, 2003, , holders of the Series F Preferred Stock will have the right to require the Company to redeem the Series F Preferred Stock at a price of $100 per share, or a total of $2,734,400. The Series F Stock has voting rights on an as-converted basis with Company common stock and not as a separate class, except that the Series F holders are not entitled to vote on the Charter Amendment. A vote of the holders of two-thirds of the Series F Stock is required to approve any diminution in the rights of the Series F Stock, and a vote of a majority of the Series F stock is required before the Company may issue any securities with the same preference or priority as, or with a preference or priority senior to, the Series F Stock. No dividends will accrue or be payable at any time with respect to the Series F Stock.

Historically, the capital the Company needed, both for working capital and to pursue acquisition opportunities, has exceeded the Company's cash flows from operations. These shortfalls have been met by the Company's ability to raise capital through equity transactions involving the Company's convertible preferred stock. The Company's independent certified public accountants report on the consolidated financial statements dated May 9, 2001 contained an explanatory paragraph regarding uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to raise capital in the next twelve months. Current economic and business conditions have created a difficult environment in which to raise capital. The Company's ability to execute its business plan is, and its ability to continue as a going concern may be, dependant on its ability to raise capital and attain profitable operations. While there is no assurance that these objectives can be attained, the Company believes there is a reasonable expectation of achieving these goals. Should the Company be unable to achieve its objectives and successfully execute its business plan, the Company may be required to significantly curtail its acquisition and investment activities.

The Company's sources of funds to pursue acquisition opportunities and provide working capital during 2001 will come from a combination of cash flows from existing operations and if required, equity transactions involving the Company's convertible preferred stock. Management projects approximately $1,800,000 will be invested in new and existing associated companies during 2001. In addition, approximately another $230,000 will be invested in capital expenditures. The sources of funds to cover these investments and to provide the Company's working capital will come from operations, sales of the Company's preferred stock and possible sale of investments in associated companies. Management projects that approximately $1,000,000-2,000,000 will have to be raised during 2001, through preferred stock sales to accomplish the Company's goals. However, there can be no assurance that the Company can raise such amounts or if such amounts can be raised on terms beneficial to the Company.

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

PART II.  OTHER INFORMATION

ITEM 1. THROUGH ITEM 4.    Not applicable.

ITEM 5.            OTHER INFORMATION.

                  On April 27, 2001 the Company granted 5,820,000 stock options to employees and 5,895,000 stock options to consultants, both exercisable at market value or $.28 per share. The options vest over a three to four year period and expire on April 27, 2011. The Company has recorded the options granted to employees at their intrinsic value in accordance with APB 25, Accounting for Stock Issued to Employees, consequently there was no impact on the Company's financial statements as a result of this grant.

                  The Company has recorded the options granted to consultants at fair value on the grant date in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, using the Black Scholes option pricing model. Accordingly, annual compensation expense of approximately $325,000, or $1.3 million over the next four years, will be recognized beginning in the second quarter of 2001.

                  Effective as of June 30, 2001, the Company sold all of its shares of Buyline.net, Incorporated to an entity wholly owned by Gregory Earls, the CEO of the Company. As consideration for such shares, the purchaser delivered to the Company a promissory note in the principal amount of $100,000. The promissory note, plus accrued interest, will become due and payable only upon the earlier of, and only to the extent of: (i) any distributions by Buyline or (ii) the sale by such purchaser of its shares of Buyline. The Company has the right to repurchase for $250,000 such Buyline shares at any time prior to June 30, 2004. Such transaction was approved by at least a majority of the disinterested directors of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           A list of exhibits included as part of this report is set forth in the Exhibit Index appearing elsewhere in this report, and is incorporated by reference.

                  (b)      Reports on form 8-K

                           During the quarter for which this report is filed, Registrant filed a Current Report on form 8-K dated January 22, 2001, describing the acquisition of an associated company, WebMilestones.com, LLC by Final Arrangements, LLC.

                           During the quarter for which this report is filed, Registrant filed a Current Report on form 8-K dated February 14, 2001, describing the signing of a non-binding letter of intent to purchase Yazam.com, Inc.

                           During the quarter for which this report is filed, Registrant filed a Current Report on form 8-K dated March 1, 2001, describing the signing of a definitive agreement to purchase Yazam.com, Inc.

                           During the quarter for which this report is filed, Registrant filed a Current Report on form 8-K/A dated March 27, 2001, providing the December 31, 1998 and 1999 audited financial statements for E2E.

                           During the quarter for which this report is filed, Registrant filed a Current Report on form 8-K/A dated March 28, 2001, providing additional information on the Registrant's purchase of a controlling interest in Buyline during the year ended December 31, 2000.

                           During the quarter for which this report is filed, Registrant filed a Current Report on form 8-K/A dated March 28, 2001, providing additional information on the Registrant's purchase of a controlling interest in WebMilestones during the year ended December 31, 2000.

                                  EXHIBIT INDEX

Exhibit No.       Description
----------        -----------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

                                       U.S. TECHNOLOGIES INC.
                                      (Registrant)


Date: August 7, 2001                  /s/ Gregory Earls
                                      ---------------------------
                                      Gregory Earls
                                      Chief Executive Officer


Date: August 7, 2001                  /s/ Allyson Holland
                                      ---------------------------
                                      Allyson Holland
                                      Vice President - Controller