Form 10-Q
period 2001-06-30
U S TECHNOLOGIES INC
filed 2001-08-20
CIK 810130

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 --------------

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                 Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock, par value $0.02, as of July 26, 2001 was 29,610,786 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS:

                             U.S. TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                    June 30,        December 31,
                                                                      2001              2000
                                                                   ----------       ------------
                                                                  (Unaudited)

Current assets:
     Cash and cash equivalents                                     $1,020,751        $    6,110
     Trade accounts receivable, net of reserves of $102,000
        at June 30, 2001 and $158,000 at December 31, 2000            832,507           401,253
     Inventories, net of reserves of $80,000                           99,984           169,834
     Prepaid expenses                                                 446,529            81,848
                                                                   ----------        ----------
         Total current assets                                       2,399,771           659,045
Property and equipment, net of accumulated depreciation
  of $1,614,376 and $1,473,512 at June 30, 2001 and
  December 31, 2000,                                                  832,916           656,820

Investments in affiliates                                           5,513,309         3,434,217

Other assets:
     Notes receivable                                                 377,900            90,000
     Other assets                                                     325,242               450
                                                                   ----------        ----------
         Total other assets                                           703,142            90,450
                                                                   ----------        ----------
               Total assets                                        $9,449,138        $4,840,532
                                                                   ==========        ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             U.S. TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          June 30,          December 31,
                                                                            2001                2000
                                                                        ------------        ------------
                                                                        (Unaudited)

Current liabilities:
     Accounts payable                                                   $  1,496,418        $  1,715,586
     Accrued expenses                                                      1,241,330             290,985
     Obligation under put option assumed in conjunction
       with E2E acquisition                                                       --           2,000,010
     Due to Yazam shareholders                                             1,263,456                  --
     Line of credit                                                               --             197,392
     Notes payable                                                            18,534             685,861
                                                                        ------------        ------------
     Total current liabilities                                             4,019,738           4,889,834
                                                                        ------------        ------------

Series F convertible preferred stock:
        $0.02 par value, votes as if converted to common
           stock on certain issues, 27,374 shares
           authorized, issued and outstanding                              7,713,790                  --

Shareholders' equity:
     Common stock; $.02 par value; 40,000,000 shares
        authorized; 29,610,786 issued and outstanding
        at June 30, 2001 and December 31, 2000                               592,216             592,216
     Series A convertible preferred stock:
        $0.02 par value, votes as if converted to common stock,
        10,000,000 shares authorized;625,000 issued and
        outstanding                                                        6,250,000           6,250,000
     Series B mandatorily convertible preferred stock:
        $0.02 par value, votes as if converted to common
        stock on certain issues, 112,000 shares authorized,
        issued and outstanding                                            11,200,000          11,200,000
     Series C mandatorily convertible preferred stock:
        $0.02 par value, votes as if converted to common stock
        on certain issues, 8,750 shares authorized; 4,534 shares
        issued and outstanding                                             4,337,914           4,337,914
     Series D mandatorily convertible preferred stock:
        $0.02 par value, votes as if converted to common
        stock on certain issues, 2,000 shares authorized;
        1,552.5 shares issued and outstanding                                170,775             170,775
     Series E convertible preferred stock: issuable                        1,918,500           1,199,200
       Additional paid-in capital                                         34,519,656          27,601,507
      Accumulated deficit                                                (61,273,451)        (51,400,914)
                                                                        ------------        ------------
       Total shareholders' equity                                         (2,284,390)            (49,302)
                                                                        ------------        ------------
Total liabilities and shareholders' equity                              $  9,449,138        $  4,840,532
                                                                        ============        ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             U.S. Technologies Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months Ended June 30,             Six months ended June 30,
                                                   ------------------------------------------------------------------------
                                                       2001                2000                2001                2000
                                                   ------------        ------------        ------------        ------------

Net Sales                                          $  1,039,862        $    713,745        $  1,642,469        $  1,190,271

Operating costs and expenses:
     Cost of sales                                      486,816             675,940           1,093,056           1,303,217
     Selling expense                                     10,194              14,385              29,888              30,308
     General and administrative expense               3,508,334             910,787           4,100,965           1,121,786
     Impairment of long-lived assets                    330,912                  --             330,912                  --
                                                   ------------        ------------        ------------        ------------

         Total operating costs and expenses           4,336,256           1,601,112           5,554,821           2,455,311
                                                   ------------        ------------        ------------        ------------

Income (loss) from operations                        (3,296,394)           (887,367)         (3,912,352)         (1,265,040)

Other income (expense)
     Interest, net                                        4,053              (4,771)            (86,565)             (4,791)
     Other, net                                          52,027              48,036              52,522              65,053
     Equity in loss of investees                       (546,621)             (4,437)           (644,558)             (4,437)
     Gain on sale of subsidiary                         740,696                  --             740,696                  --
                                                   ------------        ------------        ------------        ------------

         Total other income (expense)                   250,155              38,828              62,095              55,825
                                                   ------------        ------------        ------------        ------------

Net loss                                           $ (3,046,239)       $   (848,539)       $ (3,850,257)       $ (1,209,215)
Deemed dividend                                              --         (14,757,650)         (6,022,280)        (14,757,650)
                                                   ------------        ------------        ------------        ------------

Net loss applicable to common shareholders         $ (3,046,239)       $(15,606,189)       $ (9,872,537)       $(15,966,865)
                                                   ============        ============        ============        ============

Net loss per share:
     Basic                                         $      (0.10)       $      (0.54)       $      (0.33)       $      (0.55)
                                                   ============        ============        ============        ============
     Diluted                                       $      (0.10)       $      (0.54)       $      (0.33)       $      (0.55)
                                                   ============        ============        ============        ============

Shares used in per share calculation:
     Basic                                           29,610,786          28,966,342          29,610,786          29,032,529
                                                   ============        ============        ============        ============
     Diluted                                         29,610,786          28,966,342          29,610,786          29,032,529
                                                   ============        ============        ============        ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             U.S. Technologies Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six months Ended June 30,
                                                                    2001                2000
                                                                ------------        ------------

Cash flows from operating activities:
     Net loss                                                   $ (3,850,257)       $ (1,209,215)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
         Depreciation and amortization                               138,368             114,425
         Equity in losses of investees                               644,558               4,437
         Impairment of long-lived assets                             330,912                  --
         Gain on sale of subsidiary                                 (740,696)                 --
         Stock option compensation expense                            15,864                  --
     Changes in assets and liabilities, net of effect of
       acquisitions and divestitures:
         Accounts receivable                                         250,544            (245,819)
         Inventories                                                  69,850             (21,796)
         Prepaid expense                                              89,757              25,648
         Other assets                                                446,093             (12,811)
         Accounts payable                                         (1,089,859)           (214,361)
         Accrued expenses                                         (2,064,221)            (99,441)
         Due to Yazam shareholders                                 1,263,456                  --
                                                                ------------        ------------

Net cash used in operating activities                             (4,495,631)         (1,658,933)
                                                                ------------        ------------
Cash flows from investing activities:
         Net cash acquired in acquisitions                         6,113,165                  --
         Investments in affiliates                                (1,523,423)         (2,576,989)
         Decrease (increase) in notes receivable                     500,000            (334,730)
         Equipment purchases                                         (21,123)                 --
                                                                ------------        ------------

Net cash provided by (used in) investing activities                5,068,619          (2,911,719)
                                                                ------------        ------------
Financing activities:
         Proceeds from the issuance of notes payable              22,319,451                  --
         Payments of notes payable                               (22,399,706)            (14,189)
         Net payments under line of credit                          (197,392)                 --
         Proceeds from convertible preferred stock
           subscriptions                                             719,300           5,532,211
         Proceeds from exercise of stock options
           and warrants                                                   --             202,939
                                                                ------------        ------------

         Net cash provided by financing activities                   441,653           5,720,961
                                                                ------------        ------------

Net cash provided                                                  1,014,641           1,150,309
Cash and cash equivalents, beginning of period                         6,110               9,451
                                                                ------------        ------------
Cash and cash equivalents, end of period                        $  1,020,751        $  1,159,760
                                                                ============        ============

                             U.S. Technologies Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Supplemental disclosures of cash flow information:

Supplemental schedule of non-cash investing activities:

         There were no non-cash investing activities.

On March 27, 2001, the Company paid $22,000,000, exchanged 27,374 shares of Series F mandatorily convertible preferred stock and granted 8,000,000 warrants for all of the outstanding shares of Yazam.net, as described more fully in Note
3. In conjunction with the acquisition, net cash was acquired as follows as follows:

Fair value of assets acquired           $ 33,008,049
Cash paid                                (21,136,428)
Non-cash net assets acquired              (4,495,000)
Due to Yazam shareholders                 (1,263,456)
                                        ------------

Net cash acquired in acquisition        $  6,113,165
                                        ============

         The fair values of assets acquired and liabilities assumed are tentative.

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             U.S. Technologies Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the statement of the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the three and six months ended June 30, 2001. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

3.       NATURE OF OPERATIONS

OVERVIEW

U.S. Technologies Inc. ("U.S. Technologies," "USXX" or the "Company") develops and operates a network of technology and related companies. The Company builds and develops associated companies by providing them with operational assistance, capital support, industry expertise, other venture business services and access to a strategic network of business relationships. The Company's associated companies include technology and emerging growth companies. It is our strategy to actively manage, develop, operate and promote collaboration among our network of associated companies.

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

On March 27, 2001, the Company consummated its acquisition of Yazam.com, Inc ("Yazam"). Yazam, a privately held company, had been engaged in seed-stage funding and business development services to emerging Internet and technology related start-ups. Due to the fact that the acquisition of Yazam occurred on March 27, 2001, just prior to the end of the quarter on March 31, 2001, the acquisition, for accounting purposes, was recorded as if it occurred on March 31, 2001. Therefore, results of operations for the quarter ended March 31, 2001, do not include the operating results of Yazam. These four days of operations were not material to the consolidated financial statements of the Company. The results of operations for the quarter and six months ended June 30, 2001, include the operating results of Yazam for the three months ended June 30, 2001. (See "Yazam Acquisition" below)

Historically, the Company has been engaged, through its wholly owned-subsidiary, Labor-to-Industry Inc. ("LTI"), in the operation of industrial facilities located within both private and state prisons, which are staffed principally with inmate labor. LTI's prison-based operations are conducted under the guidelines of the 1979 Prison Industry Enhancement ("PIE") program.

In May 2001, Eric Becker, a Managing partner and co-founder of Sterling Venture partners, joined the Company's Board of Directors.

4.       YAZAM ACQUISITION

On March 27, 2001, the Company acquired Yazam, which made early stage investments in several development stage technology businesses. The details of the purchase of Yazam have been reported by the Company in its Forms 8-K filed on March 1, 2001, as amended, April 11, 2001 and May 25, 2001. Financial information for the Yazam acquisition has been presented in a Form 8-K/A, which was filed on August 7, 2001.

At the date of closing the assets of Yazam totaled approximately $33.0 million. Yazam assets included approximately $28.5 million of cash, a public and investor relations services company called Gregory Communications FCA ("Gregory FCA"), a $0.5 million asset representing a business held and under contract for sale that has since closed, a $1.7 million investment in 26 associated companies, plus office equipment and other assets.

In consideration for the purchase of Yazam the Company paid $22,000,000 in cash plus 27,374 shares of the Company's Series F Convertible Preferred Stock, which may be convertible into 27,374,000 shares of common stock of the Company, and warrants to purchase an aggregate of 8,000,000 shares of the Company's common stock at $0.34 per share. As of June 30, 2001, approximately $20.7 million of the cash portion of the purchase price had been paid to Yazam shareholders, with the balance (or approximately $1.3 million) of the cash portion being paid during the quarter ended September 30, 2001.

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

The holders of the Company's Series F Stock may, if authorized shares of Common Stock are not then adequate for conversion of their Series F Stock and Warrants, put their respective shares of Series F Stock to the Company at any time on or after September 1, 2001 for the greater of the trailing twenty-day market average prior to exercise of their put or $250.00 per share of Series F stock. In mid-July, 2001, the Company began negotiations with certain significant holders of the Series F Stock to obtain waivers of their put. Because of both the put option and the redemption rights, the Series F Convertible Preferred Stock will not be included in the Company's stockholders' equity as reported on March 31, 2001. On July 18 and 20, 2001 the Company entered into Waiver and Replacement Agreements with respect to the Series F Stock held by the two largest holders of that class. The Waiver and Replacement Agreements provide for a waiver of their put as well as their right to redeem their shares after March 27, 2003 that is set forth in the Series F Certificate of Designations. In return, the holders of those shares of Series F Stock received the right to require the Company to purchase their shares at a purchase price of $300.00 per share (or $0.30 per share of Common Stock) during a ninety-day period beginning September 30, 2002.

On July 18, 2001, the Carlyle Group entered into a Waiver and Replacement Agreement with the Company. On July 20, 2001, various affiliates of the Texas Pacific Group ("TPG") entered into an agreement to sell their shares of Series F Stock to USV Partners at $150.00 per share of Series F stock by August 3, 2001 and USV entered into a Waiver and Replacement Agreement with respect to those shares. USV and its assignees expect to close the transaction soon.

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

For the three months ended June 30, 2001, the Company's equity in losses of investees acquired as part of the Yazam acquisition and being accounted for by the equity method has been estimated at a loss of $250,000, based on the results of the quarter ended March 31, 2001. Such amount has been included in "Equity in loss of investees".

6.       INVENTORIES

At June 30, 2001 and December 31, 2000, inventories consisted of the following:

                                                     2001              2000
                                                  ----------        ----------

                  Raw materials                   $  174,172        $  231,177
                  Work in progress                     3,787            18,272
                  Finished Goods                       2,025               385
                  Reserve for Obsolescence           (80,000)          (80,000)
                                                  ----------        ----------
                                                  $   99,984        $  169,834
                                                  ==========        ==========

7.       NOTES RECEIVABLE

During the six months ended June 30, 2001, the Company advanced to Portris, Inc, ("Portris"), a U.S. Technologies associated company, approximately $471,000 for working capital purposes, in exchange for promissory notes equal to such amount. Portris is a software company that is developing an information management system that facilitates performance of interactive team oriented projects over the Internet. During May 2001, $385,000 of these promissory notes were cancelled and exchanged for equity of Portris, thereby increasing the Company's ownership interest in Portris from 30.4% to 42.2%. As of June 30, 2001, Portris owed the Company approximately $176,000 under promissory notes.

During the quarter ended June 30, 2001, the Company advanced to Selis, Inc, ("Selis"), a U.S. Technologies associated company, approximately $102,000 for working capital purposes, in exchange for promissory notes equal to such amount. Selis is a software company that is developing web-based network management systems. As of June 30, 2001, Selis owed the Company approximately $102,000 under promissory notes.

Effective as of June 30, 2001, the Company sold all of its shares of Buyline.net, Incorporated to an entity wholly owned by Gregory Earls, the CEO of the Company. As consideration for such shares, the purchaser delivered to the Company a promissory note in the principal amount of $100,000. The promissory note, plus accrued interest, will become due and payable only upon the earlier of, and only to the extent of: (i) any distributions by Buyline or (ii) the sale by such purchaser of its shares of Buyline. The Company has the right to repurchase for $250,000 such Buyline shares at any time prior to June 30, 2004. Such transaction was approved by at least a majority of the disinterested directors of the Company. The Company recorded a gain on the sale of Buyline of approximately $741,000 during the quarter ended June 30, 2001.

8.       CONVERTIBLE PREFERRED STOCK

During the six months ended June 30, 2001, the Company raised, through recent subscriptions for its Series E Preferred, approximately $719,000. This brings the total raised through the Series E Preferred Stock offering to approximately $1,919,000. As of the date of this report, the offering of the Series E Preferred has not closed. The proceeds from the Series E Preferred offering will be used primarily to finance additional investments in new and existing technology companies and ongoing working capital needs.

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

Common stock outstanding at June 30, 2001                              29,610,786
Conversion of Series A Convertible Preferred Stock                     51,229,508
Conversion of Series B Mandatorily Convertible Preferred Stock         56,000,000
Conversion of Series C Mandatorily Convertible Preferred Stock          6,034,482
Conversion of Series D Mandatorily Convertible Preferred Stock          1,552,500
Conversion of Series F Convertible Preferred Stock                     27,374,000
                                                                      -----------
                                                                      171,801,276*
                                                                      ===========

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

9.       STOCK OPTIONS

On April 27, 2001 the Company granted 2,870,000 stock options to employees, 5,900,000 stock options to directors and 1,645,000 stock options to consultants, both exercisable at market value or $.28 per share. The options vest over a three or four year period and expire on April 27, 2011. The Company has recorded the options granted to employees and directors at their intrinsic value in accordance with APB 25, Accounting for Stock Issued to Employees, consequently there was no impact on the Company's financial statements as a result of this grant.

The Company has recorded the options granted to consultants at fair value on the grant date in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, using the Black Scholes option pricing model. During the quarter ended June 30, 2001, the Company recorded an expense of approximately $16,000 as a result of the stock options granted to consultants.

10.      ADDITIONAL PAID-IN CAPITAL

During the six months ended June 30, 2001, the Company increased additional paid in capital by approximately $6,974,000. The components of this increase were; a $6,022,000 deemed dividend created by beneficial conversion features of the Series F mandatorily convertible preferred stock, $880,000 value of warrants issued in the Yazam acquisition and $16,000 expense recorded associated with the grant of stock options to consultants.

11.      SEGMENT INFORMATION

During 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. The Company's chief operating decision makers aggregate operating segments based on the location of the segment and whether it is prison-based or free-world. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has four reportable segments for the three and six months periods ended June 30, 2001 and 2000. The four reportable segments are USXX (Washington, DC), LTI (Lockhart, Texas and Blythe, California) ("LTI"), the Company's technology investments ("TECHNOLOGY") and Gregory FCA (Philadelphia, Pennsylvania). USXX is the corporate office, LTI is a prison-based manufacturer of computer circuit boards and modular office furniture components. The Company's technology investments consist of ownership interests in approximately 34 technology companies, which were primarily acquired through the acquisition of E2E and Yazam. Gregory FCA is a wholly owned subsidiary of Yazam, which provides public and investor relations services (see Note 4).

Summary information by segment as of and for the three and six months ended June 30, 2001 and 2000 follow (in thousands):

                                                      (a)            (c)
                                     USXX             LTI          GREGORY      TECHNOLOGY      Other        Total
                                   --------        --------        -------      ----------      -----       --------

Six months ended June 30

2001

Net sales                          $     --        $  1,055        $  587        $     --        $--        $  1,642
Operating profit (loss)              (1,886)           (423)           (8)         (1,595)        --          (3,912)
Total Assets(b)                         862             796           948           6,843         --           9,449

2000

Net sales                          $     --        $  1,136        $   --        $     --        $54        $  1,190
Operating profit (loss)                (878)           (223)           --            (178)        14          (1,265)
Total Assets(b)                       3,262           1,098            --          14,973         56          19,389

Three months ended June 30

2001

Net sales                          $     --        $    453        $  587        $     --        $--        $  1,040
Operating loss                       (1,421)           (272)           (8)         (1,595)        --          (3,296)
Total Assets(b)                         862             796           948           6,843         --           9,449

2000

Net sales                          $     --        $    676        $   --        $     --        $38        $    714
Operating profit (loss)                (727)             (4)           --            (178)        22            (887)
Total Assets(b)                       3,262           1,098            --          14,973         56          19,389

         (a) Amounts shown in the "LTI" column were previously shown separately as "LTI" and "LTI - Blythe".

         (b)      Represents net book value of assets.

         (c) Gregory FCA is a wholly owned subsidiary of Yazam. See Yazam acquisition disclosure in Note 4.

12.      LOSS PER SHARE

The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the six months and three months ended June 30, 2001 and 2000 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

                                                                                          Per
                                                       (Loss)           Shares           share
                                                    (Numerator)      (Denominator)       amount
                                                    -----------      -------------       ------
Six months ended June 30, 2001:
Net loss available to common shareholders          $ (9,872,537)       29,610,786        $(0.33)
Effect of dilutive potential common shares:
     Stock options                                           --                --
     Warrants                                                --                --
                                                   ------------        ----------
Diluted net loss                                   $ (9,872,537)       29,610,786        $(0.33)
                                                   ============        ==========        ======
Six months ended June 30, 2000:
Net (loss) available to common shareholders        $(15,966,865)       29,032,529        $(0.55)
Effect of dilutive potential common shares:
     Stock options                                           --                --
     Warrants                                                --                --
                                                   ------------        ----------
Diluted net loss                                   $(15,966,865)       29,032,529        $(0.55)
                                                   ============        ==========        ======

Three months ended June 30, 2001:
Net loss available to common shareholders          $ (3,046,239)       29,610,786        $(0.10)
Effect of dilutive potential common shares:
     Stock options                                           --                --
     Warrants                                                --                --
                                                   ------------        ----------
Diluted net loss                                   $ (3,046,239)       29,610,786        $(0.10)
                                                   ============        ==========        ======

Three months ended June 30, 2000:
Net (loss) available to common shareholders        $(15,606,189)       28,966,342        $(0.54)
Effect of dilutive potential common shares:
     Stock options                                           --                --
     Warrants                                                --                --
                                                   ------------        ----------
Diluted net loss                                   $(15,606,189)       28,966,342        $(0.54)
                                                   ============        ==========        ======

13.      RECENT ACCOUNTING PRONOUNCEMENTS

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

Results of Operations

The following analysis compares the results of operations for the three-month and six-month periods ended June 30, 2001 to the comparable periods ended June 30, 2000.

         Net sales during the three months ended June 30, 2001 were $ 1,039,862 compared to $ 713,745, during the three months ended June 30, 2000. The increase in net sales in the amount of $326,117, was primarily due to sales of Gregory FCA, which was acquired in the purchase of Yazam on March 27, 2001, of approximately $587,000. Sales for LTI declined for the quarter due to reduced sales at LTI's California furniture manufacturing facility resulting from reduced demand by the sole customer that the facility serves.

         Net sales during the six months ended June 30, 2001 were $ 1,642,469, compared to $ 1,190,271 during the six months ended June 30, 2000. The increase in net sales in the amount of $452,198, was primarily due to sales of Gregory FCA, which was acquired in the purchase of Yazam on March 27, 2001, of approximately $587,000.

         In the three months ended June 30, 2001, cost of goods sold was $ 486,816, which represented 106% of the net sales of LTI. The net sales of Gregory FCA are not used in the calculation since Gregory FCA is a service company and therefore does not have cost of sales. During the three months ended June 30, 2000, cost of goods sold was $ 675,940, which represented 95% of net sales. The increase in cost of sales percentage is a result of decreased sales in the LTI's California furniture manufacturing facility, resulting in an increase in fixed costs as a percentage of reduced sales.

         In the six months ended June 30, 2001, cost of goods sold was $ 1,093,056, which represented 104% of the net sales of LTI. The net sales of Gregory FCA are not used in the calculation since Gregory FCA is a service company and therefore does not have cost of sales. During the six months ended June 30, 2000, cost of goods sold was $ 1,303,217, which represented 109% of net sales. These results are primarily due to LTI operating below normal production capacity and not producing sufficient sales to cover fixed and variable manufacturing costs.

         Selling expenses during the three months ended June 30, 2001 were $ 10,194, representing 2% of the net sales of LTI. During the three months ended June 30, 2000, selling expenses in the amount of $ 14,385 represented 2% of net sales.

         Selling expenses during the six months ended June 30, 2001 were $ 29,888, representing 3% of net sales. During the six months ended June 30, 2000, selling expenses in the amount of $ 30,308 represented 3% of net sales.

         General and administrative expenses during the three months ended June 30, 2001 were $3,508,334, which represented 337% of net sales and an increase of approximately $2,597,000 over the prior year. During the three months ended June 30, 2000, general and administrative expenses were $910,787, which represented 128% of net sales. The increase in general and administrative expenses is primarily to the acquisition of Yazam on March 27, 2001 which accounted for approximately $2,185,000 or 82% of the $2,654,000 increase over the prior year. The balance of the increase for 2001 was the result of additional accounting and legal costs associated with the acquisition of Yazam and current and amended SEC document filings. General and administrative expenses during the three months ended June 30, 2000 includes approximately $200,000 related to the consolidation of the operations of E2E and Buyline from April 12 and April 26, 2000, the respective dates of their acquisitions by the Company.

         General and administrative expenses during the six months ended June 30, 2001 were $4,100,965, which represented 250% of net sales and an increase of approximately $3,035,000 over the prior year. The increase in general and administrative expenses is primarily to the acquisition of Yazam on March 27, 2001 which accounted for approximately $2,185,000 or 72% of the $2,978,000 increase over the prior year. The balance of the increase for 2001 was the result of additional accounting and legal costs associated with the acquisition of Yazam and current and amended SEC document filings During the six months ended June 30, 2000, general and administrative expenses were $1,121,786, which represented 94% of net sales.

         During the three months ended June 30, 2001, the Company had a net loss available to common shareholders of $3,046,239 or $ (0.10) per weighted-average share. The loss for the three months ended June 30, 2001, includes a loss of $546,621, which represents the Company's share of losses from associated companies accounted for under the equity method and an asset impairment of approximately $331,000 resulting from a $250,000 write of an investment in an associated company which ceased operations during the quarter ended June 30, 2001 and the write-off of certain fixed assets associated with the Company's call center operations which were discontinued in a prior period. During the three months ended June 30, 2000 the company reported a net loss available to common shareholders of $15,606,189 or $ (0.54) per weighted-average share. The loss for the three months ended June 30, 2000, includes a non-cash deemed dividend of $14,757,650 resulting from beneficial conversion features associated with the Company's Series A, B and C Convertible Preferred Stock and a loss of $4,437, which represents the Company's share of losses from associated companies accounted for under the equity method.

         During the six months ended June 30, 2001 the Company had net loss available to common shareholders of $9,872,537 or $(0.33) per weighted-average share. The loss for the six months ended June 30, 2001, includes a non-cash deemed dividend of $6,022,280 resulting from beneficial conversion features associated with the Company's Series F Convertible Preferred Stock and a loss of $644,558, which represents the Company's share of losses from associated companies accounted for under the equity method. Additionally an asset impairment of approximately $331,000 resulting from a $250,000 write of an investment in an associated company which ceased operations during the quarter ended June 30, 2001 and the write-off of certain fixed assets associated with the Company's call center operations which were discontinued in a prior period were recorded during the period. During the six months ended June 30, 2000, the Company reported a net loss available to common shareholders of $ $15,966,865 or $(0.55) per weighted-average share. The loss for the six months ended June 30, 2000, includes a non-cash deemed dividend of $14,757,650 resulting from beneficial conversion features associated with the Company's Series A, B and C Convertible Preferred Stock and a loss of $4,437, which represents the Company's share of losses from internet businesses accounted for under the equity method.

         Effective as of June 30, 2001, and included in the Company's operating results for the three and six months ended June 30, 2001, the Company sold all of its shares of Buyline.net, Incorporated to an entity wholly owned by Gregory Earls, the CEO of the Company. As consideration for such shares, the purchaser delivered to the Company a promissory note in the principal amount of $100,000. The promissory note, plus accrued interest, will become due and payable only upon the earlier of, and only to the extent of: (i) any distributions by Buyline or (ii) the sale by such purchaser of its shares of Buyline. The Company has the right to repurchase for $250,000 such Buyline shares at any time prior to June 30, 2004. Such transaction was approved by at least a majority of the disinterested directors of the Company. As a result the Company recorded a gain on the sale of Buyline of approximately $741,000.

Liquidity and Capital Resources

During the six months ended June 30, 2001 and 2000, the Company experienced negative operating cash flows of $ 4,495,631 and $ 1,658,933 respectively. Negative operating cash flows in the six months ended June 30, 2001 resulted principally from the $(3,850,257) net loss incurred during that period, a decrease of $2,064,221 in accrued liabilities, which included a payment of approximately $2,000,000 for the put obligation assumed by the Company in the E2E acquisition and a decrease of approximately $1,090,000 in accounts payable. These negative effects were mitigated by approximately $1,186,000 in non-cash expenses recorded during the period. Negative operating cash flows in the six months ended June 30, 2000 resulted principally from the $(1,209,215) net loss incurred during that period, an increase in accounts receivable of $245,819 and a decrease in accounts payable of $214,361.

Net cash provided by investing activities of $5,068,619 during the six months ended June 30, 2001 consisted primarily of $6,113,165 net cash acquired in the Yazam acquisition after legal and accounting fees related to the acquisition and $500,000 collected as a result of certain assets of Yazam which were sold. Net cash provided by investing activities during the quarter ended June 30, 2001 was reduced by approximately $1,523,000 invested in affiliates. Approximately $5,600,000 was paid to Yazam shareholders during the quarter ended June 30, 2001. Net cash used in investing activities of $2,911,719 during the six months ended June 30, 2000, was primarily the result of the acquisition of E2E by the Company and cash advances to associated companies.

Net cash provided by financing activities of $441,653 during the six months ended June 30, 2001 was primarily due the receipt of net proceeds from the subscription of preferred stock of $719,300. The $22,000,000 Yazam acquisition note, which was obtained during March 2001 to fund the cash portion of the Yazam acquisition, was paid in full during April 2001. Net cash provided by financing activities of $5,720,961 during the six months ended June 30, 2000 was primarily due to the receipt of net proceeds from the subscription of preferred stock of $5,532,211 and proceeds from the exercise of common stock options and warrants of $202,939.

As identified by the above discussion and analysis, the Company did not produce a profit from operations in the six months ended June 30, 2001. Management has initiated steps to increase sales and reduce unnecessary costs. However, completing the Company's business plans will require additional investment and working capital. To provide for this investment and working capital, the Company raised, during the six months ended June 30, 2001, approximately $7,700,000 through the Yazam purchase and the subscription of its Series E Preferred.

Under the terms of the Yazam Acquisition Agreement, the 27,374 shares of the Company's Series F Preferred Stock are convertible into 27,374,000 shares of Company common stock. Holders of Series F Preferred Stock would receive preferential treatment in a liquidation of the Company over all existing holders of Company common stock and Preferred Stock ("Existing Preferred Stock"). Pursuant to the Registration Rights Agreement, the Series F holders have demand and piggyback registration rights. By the Company's 2001 Proxy Statement, the Company intends to amend its Charter to increase the number of authorized shares of Company common stock in order to authorize and reserve at least a sufficient number of shares of common stock for issuance in connection with the conversion of the Series F Stock and the exercise of the warrants. If the Company does not authorize and issue such additional number of shares of common stock as necessary for the conversion of the Series F Stock and the exercise of the warrants prior to September 1, 2001, the Yazam stockholders who received shares of Series F Stock may require the Company after such date to repurchase their shares of Series F Stock for a price per share equal to the average price of Company common stock as reported on the OTC BB (or other applicable nationally recognized market quotation system) for the 20 trading days prior to the date of the request multiplied by 1,000, but not less than $250 per share of Series F stock (or a total of $6,843,500). Because of this put option, the Series F Convertible Preferred Stock will not be included in the Company's stockholders' equity as reported on June 30, 2001.

In mid-July, 2001, the Company began negotiations with certain significant holders of the Series F Stock to obtain waivers of their put. On July 18, 2001, the Carlyle Group entered into a Waiver and Replacement Agreement with the Company. On July 20, 2001, various affiliates of the Texas Pacific Group ("TPG") entered into an agreement to sell their shares of Series F Stock to USV Partners at $150.00 per share of Series F stock by August 3, 2001 and USV entered into a Waiver and Replacement Agreement with respect to those shares. This agreement is expected to close in August 2001. The Waiver and Replacement Agreements provide for a waiver of their put as well as their right to redeem their shares after March 27, 2003 that is set forth in the Series F Certificate of Designations. In return, the holders of those shares of Series F Stock received the right to require the Company to purchase their shares at a purchase price of $300.00 per share of Series F stock during a ninety-day period beginning September 30, 2002.

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

Further, for a ninety-day period beginning March 27, 2003, holders of the Series F Preferred Stock will have the right to require the Company to redeem the Series F Preferred Stock at a price of $100 per share, or a total of $2,734,400. The Series F Stock has voting rights on an as-converted basis with Company common stock and not as a separate class, except that the Series F holders are not entitled to vote on the Charter Amendment. A vote of the holders of two-thirds of the Series F Stock is required to approve any diminution in the rights of the Series F Stock, and a vote of a majority of the Series F stock is required before the Company may issue any securities with the same preference or priority as, or with a preference or priority senior to, the Series F Stock. No dividends will accrue or be payable at any time with respect to the Series F Stock.

Historically, the capital the Company needed, both for working capital and to pursue acquisition opportunities, has exceeded the Company's cash flows from operations. These shortfalls have been met by the Company's ability to raise capital through equity transactions involving the Company's convertible preferred stock. The Company's independent certified public accountant's report on the consolidated financial statements of the Company dated May 9, 2001 contained an explanatory paragraph regarding uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to raise capital in the next twelve months. Current economic and business conditions have created a difficult environment in which to raise capital. The Company's ability to execute its business plan is, and its ability to continue as a going concern may be, dependant on its ability to raise capital and attain profitable operations. While there is no assurance that these objectives can be attained, the Company believes there is a reasonable expectation of achieving these goals. Should the Company be unable to achieve its objectives and successfully execute its business plan, the Company may be required to significantly curtail its acquisition and investment activities.

The Company's sources of funds to pursue acquisition opportunities and provide working capital during

2001 will come from a combination of cash flows from existing operations and if required, equity transactions involving the Company's convertible preferred stock. Management projects approximately $1,800,000 will be invested in new and existing associated companies during 2001. In addition, approximately another $230,000 will be invested in capital expenditures. The sources of funds to cover these investments and to provide the Company's working capital will come from operations, sales of the Company's preferred stock and possible sale of investments in associated companies. Management projects that approximately $1,000,000-2,000,000 will have to be raised during 2001, through preferred stock sales to accomplish the Company's goals. However, there can be no assurance that the Company can raise such amounts or if such amounts can be raised can be raised on terms beneficial to the Company.

FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report on form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, concerning prospective future events and results. Such prospective events include the Company's ability to continue as a going concern, acquisitions and investments and prospects for such acquisitions and investments. U. S. Technologies cautions that actual developments and results may differ materially from its prospective future events. There can be no assurance that the conditions necessary to completing any prospective event will occur. Additional investments in the Company or by the Company or an unrelated person in any of the Company's associated companies provide no assurance that the Company or such associated company will succeed or that the Company's investments will be recovered or that the Company or any of its associated companies will be profitable. The Company's assets and operations, including results of operations, would be affected materially by either by occurrence of any such event or the failure of any such event to occur, by the extent to which it and its associated companies continue to have access to financing sources on reasonable terms in order to pursue its and their business plans, by the success or failure of the business plans of its associated companies, by economic conditions generally and particularly in the developing e-commerce market, by competition and technology changes in its and its associated companies industries and businesses, and by the results of its and its associated companies operations if and when operating. The Company's assembly and other outsourcing business activities involve a limited number of facilities serving a limited number of companies, all of which are subject to material changes outside the Company's control.

PART II.  OTHER INFORMATION

ITEM 1. THROUGH ITEM 5.    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           A list of exhibits included as part of this report is set forth in the Exhibit Index appearing elsewhere in this report, and is incorporated by reference.

                  (b)      Reports on form 8-K

                           During the quarter for which this report is filed, Registrant filed a Current Report on form 8-K dated April 11, 2001, describing the acquisition Yazam.com, Inc, which occurred on March 27, 2001.

                           During the quarter for which this report is filed, Registrant filed a Current Report on form 8-K/A dated May 25, 2001, to amend its Form 8-K filed on April 11, 2001 regarding the acquisition of Yazam.com, Inc.

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

                                         U.S. TECHNOLOGIES INC.
                                         (Registrant)


Date: August 20, 2001                    /s/ Gregory Earls
                                         ---------------------------------------
                                         Gregory Earls
                                         Chief Executive Officer


Date: August 20, 2001                    /s/ Allyson Holland
                                         ---------------------------------------
                                         Allyson Holland
                                         Vice President - Controller