Form 10-Q
period 2001-09-30
U S TECHNOLOGIES INC
filed 2001-11-14
CIK 810130

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549
                                 ______________

     [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15960

                             U.S. Technologies Inc.
            (Exact name of Registrant as specified in its charter.)

       State of Delaware                                 73-1284747
   ------------------------                            ---------------
   (State of Incorporation)                           (I. R. S. Employer
                                                   Identification No.)

                     1130 Connecticut Avenue, NW, Suite 700
                              Washington, DC 20036
                   -----------------------------------------
                   (Address of principal executive offices.)

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

                               Yes [X]   No [..]

The number of shares outstanding of the Registrant's common stock, par value $0.02, as of October 31, 2001 was 104,643,061 shares.

PART I.   Financial Information
Item 1.   Financial Statements:

                            U.S. TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                          September 30,        December 31,
                                                                              2001                 2000
                                                                              ----                 ----
                                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                                          $  2,596,505           $     6,110
     Trade accounts receivable, net of reserves of $75,700
        at September 30, 2001 and $158,000 at December 31, 2000              872,133               401,253
     Inventories, net of reserves of $0 at September 30, 2001
        and $80,000 at December 31, 2000                                     138,590               169,834
     Prepaid expenses                                                         97,701                81,848
                                                                       -------------          ------------
         Total current assets                                              3,704,929               659,045
Property and equipment, net of accumulated depreciation
   of $1,657,792 and $1,473,512 at September 30, 2001 and
   December 31, 2000, respectively                                           514,105               656,820

Investments in affiliates                                                  3,299,193             3,434,217

Other assets:
     Notes receivable                                                        298,526                90,000
     Goodwill                                                                889,720                     -
     Other assets                                                            341,772                   450
                                                                       -------------        --------------
         Total other assets                                                1,530,018                90,450
                                                                       -------------        --------------
              Total assets                                              $  9,048,245           $ 4,840,532
                                                                       =============        ==============

The accompanying notes are an integral part of the consolidated financial statements.

                            U.S. TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          September 30,            December 31,
                                                                              2001                     2000
                                                                              ----                     ----
                                                                           (Unaudited)
Current liabilities:
    Accounts payable                                                        $2,747,584            $ 1,715,586
    Accrued expenses                                                           387,066                290,985
    Obligation under put option - E2E acquisition                                    -              2,000,010
    Due to Yazam shareholders                                                1,236,345                      -
    Due to investors                                                         2,438,324                      -
    Line of credit                                                                   -                197,392
    Notes payable                                                              948,181                685,861
                                                                            ----------            -----------
    Total current liabilities                                                7,757,500              4,889,834
                                                                            ----------            -----------
Series F convertible preferred stock:
        $0.02 par value, votes as if converted to common
        stock on certain issues,  27,374 shares
        authorized, issued and outstanding                                   6,326,494                      -

Shareholders' equity:
    Common stock; $.02 par value; 500,000,000 shares
      authorized; 93,493,440 and 29,086,786 issued and
      outstanding at September 30, 2001
      and December 31, 2000, respectively                                    1,869,869                592,216
    Series A convertible preferred stock: $0.02 par value,
      votes as if converted to common stock, 10,000,000
      shares authorized; 615,000 and 625,000
      issued and  outstanding at September 30, 2001
      and December 31, 2000, respectively                                    6,150,000              6,250,000
    Series B mandatorily convertible preferred stock:
      $0.02 par value, votes as if converted to common
      stock on certain issues, 0 and 112,000 shares authorized,
      issued and outstanding at September 30, 2001
      and December 31, 2000, respectively                                            -             11,200,000
    Series C mandatorily convertible preferred stock:
      $0.02 par value, votes as if converted to common stock
      on certain issues, 8,750 shares authorized; 0 and 4,534 shares issued and outstanding at September 30, 2001 and
      December 31, 2000, respectively                                                -              4,337,914
    Series D mandatorily convertible preferred stock:
      $0.02 par value, votes as if converted to common
      stock on certain issues, 2,000 shares authorized;
      0 and 1,552.5 shares issued and outstanding at
      September 30, 2001 and December 31, 2000, respectively                         -                170,775
   Series E Convertible Preferred Stock: issuable                            2,102,900              1,199,200

                            U.S. TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     September 30,          December 31,
                                                         2001                  2000
                                                         ----                  ----
                                                      (Unaudited)
Convertible Preferred Stock:
   $0.02 par value, votes as if converted to common
   stock on certain issues,  27,374 shares
   authorized, issued and outstanding                    1,387,296                    -
Additional paid-in capital                              47,623,922           27,601,507
 Accumulated deficit                                   (64,169,736)         (51,400,914)
                                                      ------------         ------------
  Total shareholders' equity                            (5,035,749)             (49,302)
                                                      ------------         ------------
Total liabilities and shareholders' equity            $  9,048,245         $  4,840,532
                                                      ============         ============

The accompanying notes are an integral part of the consolidated financial statements.

                            U.S. TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three months Ended September 30,         Nine months ended September 30,
                                                 ----------------------------------       --------------------------------
                                                      2001                 2000               2001                2000
                                                 ------------         ------------        ------------        ------------
Net Sales                                        $  1,307,524         $    918,870        $  2,949,993        $  2,109,141

Operating costs and expenses:
  Cost of sales                                       758,979              896,282           1,852,035           2,199,499
  Selling expense                                      21,260               16,995              51,148              47,303
  General and administrative expense                2,798,019            1,729,401           6,853,881           2,851,187
  Impairment of long-lived assets                   1,719,950                    -           2,050,862                   -
                                                 ------------         ------------        ------------        ------------

     Total operating costs and expenses             4,298,208            2,642,678          10,807,926           5,097,989
                                                 ------------         ------------        ------------        ------------

Income (loss) from operations                      (3,990,684)          (1,723,808)         (7,857,933)         (2,988,848)

Other income (expense)
  Interest, net                                        15,899               (3,344)            (70,666)             (5,783)
  Other, net                                            1,733                8,442               9,152              71,143
  Equity in loss of investees                        (250,000)            (149,684)           (894,558)           (154,121)
  Gain (loss) on sale of subsidiary                  (100,000)                   -             640,696                   -
                                                 ------------         ------------        ------------        ------------

     Total other income (expense)                    (332,368)            (144,586)           (315,376)            (88,761)
                                                 ------------         ------------        ------------        ------------

Net loss before minority interest                $ (4,323,052)        $ (1,868,394)       $ (8,173,709)       $ (3,077,609)
Minority interest in loss of subsidiary               236,643                    -             236,643                   -
                                                 ------------         ------------        ------------        ------------
Net loss                                         $ (4,086,409)        $ (1,868,394)       $ (7,936,666)       $ (3,077,609)
Deemed dividend                                             -                    -          (4,595,510)        (14,757,650)
                                                 ------------         ------------        ------------        ------------

Net loss applicable to common shareholders       $ (4,086,409)        $ (1,868,394)       $(12,532,176)       $(17,835,259)
                                                 ============         ============        ============        ============

Net loss per share:
  Basic                                          $      (0.08)        $      (0.06)       $      (0.34)       $      (0.61)
                                                 ============         ============        ============        ============
  Diluted                                        $      (0.08)        $      (0.06)       $      (0.34)       $      (0.61)
                                                 ============         ============        ============        ============

Shares used in per share calculation:
  Basic                                            51,091,950           29,569,308          36,502,446          29,331,374
                                                 ============         ============        ============        ============
  Diluted                                          51,091,950           29,569,308          36,502,446          29,331,374
                                                 ============         ============        ============        ============



The accompanying notes are an integral part of the consolidated financial statements.

                            U.S. TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Nine months Ended September 30,
                                                         ----------------------------------
                                                                2001             2000
                                                           ------------      -----------
Cash flows from operating activities:
     Net loss                                              $ (7,936,666)    $ (3,077,609)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
         Depreciation and amortization                          198,891          628,506
         Equity in losses of investees                          894,558          154,121
         Impairment of long-lived assets                      2,050,862                -
         Gain on sale of subsidiary                            (640,696)               -
         Stock option compensation expense                       15,864                -
         Minority interest in loss of subsidiary               (236,643)               -
     Changes in assets and liabilities, net of effect
       of acquisitions and divestitures:
         Accounts receivable                                    257,061         (404,719)
         Inventories                                             31,244          (74,661)
         Prepaid expense                                        438,585           38,426
         Other assets                                           429,563            6,058
         Accounts payable                                      (444,604)        (169,987)
         Accrued expenses                                    (2,933,470)         (97,380)
         Due to Yazam shareholders                            1,236,345                -
                                                           ------------      -----------

Net cash used in operating activities                        (6,639,106)      (2,997,248)
                                                           ------------      -----------
Cash flows from investing activities:
         Net cash acquired in acquisitions                    6,134,031                -
         Investments in affiliates                           (1,527,752)      (3,163,937)
         Proceeds from affiliate liquidations                   282,936                -
         Proceeds received for affiliates                     2,423,721                -
         Decrease (increase) in notes receivable                402,921          (68,932)
         Equipment purchases                                    (42,055)         (72,717)
                                                           ------------      -----------

Net cash provided by (used in) investing activities           7,673,802       (3,305,586)
                                                           ------------      -----------
Financing activities:
         Proceeds from the issuance of notes payable         23,249,097          175,000
         Payments of notes payable                          (22,399,706)         (16,877)
         Net payments under line of credit                     (197,392)               -
         Proceeds from convertible preferred stock
           subscriptions                                        903,700        6,211,911
         Proceeds from exercise of stock options
           and warrants                                               -          209,188
                                                           ------------      -----------

         Net cash provided by financing activities            1,555,699        6,579,222
                                                           ------------      -----------
Net cash provided                                             2,590,395          276,391
Cash and cash equivalents, beginning of period                    6,110            9,451
                                                           ------------      -----------
Cash and cash equivalents, end of period                   $  2,596,505      $   285,842
                                                           ============      ===========

                            U.S. TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


Supplemental disclosures of cash flow information:

Supplemental schedule of non-cash investing activities:
     There were no non-cash investing activities.

On March 27, 2001, the Company paid approximately $22,000,000, exchanged 27,374 shares of Series F Mandatorily Convertible Preferred Stock and granted approximately 8,000,000 warrants for all of the outstanding shares of Yazam.net, as described more fully in Note 3. In conjunction with the acquisition, net cash was acquired as follows as follows:

      Fair value of assets acquired                     $ 33,008,049
      Cash paid                                          (21,163,539)
      Non-cash net assets acquired                        (4,495,000)
      Due to Yazam shareholders                           (1,236,345)
                                                        ------------

      Net cash acquired in acquisition                  $  6,113,165
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

                            U.S. TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the statement of the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for the three and nine months ended September 30, 2001. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The basis for presentation for investments the Company acquires is accounted for under one of three methods: consolidation, equity method or cost method. The applicable accounting method is determined based on the Company's voting interest in an investment, degree of influence over the operations and controlling positions.

2.  GOING CONCERN

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant losses during each of the three years in the period ended December 31, 2000, and had working capital deficiencies at December 31, 2000 and December 31, 1999. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

If prior to September 1, 2001, the Company had been unable to issue sufficient shares of its common stock to allow the conversion of the Series F Preferred Stock and the exercise of the warrants issued to the former Yazam shareholders, these former Yazam shareholders would have had the right to require the Company to repurchase their Series F Preferred Stock for a price equal to the greater of $250 per share or the average price of USXX's common stock for 20 days prior to the required repurchase multiplied by 1,000. The minimum amount that the Company would have needed to pay to the former Yazam stockholders had this repurchase been required was approximately $6,844,000. However, prior to September 1, 2001, the Company did increase the authorized common shares to a sufficient number to allow the conversion of the Series F Preferred Stock and the exercise of the warrants issued to the former Yazam shareholders. In order to mitigate the potential impact of these repurchase requirements, the Company, prior to September 1, 2001, entered into transactions with certain holders of the Series F

Preferred Stock modifying their respective rights.

The Company's sources of funds to pursue acquisition opportunities and provide working capital will come from equity transactions involving the sale of the Company's capital. The Company's ability to attract investors to its equity offerings and to support its business objectives is dependent upon its ability to generate positive earnings (through increasing revenues and controlling costs at its LTI operations and generating revenues as a result of providing services to the Associated Companies) and cash flow from operations, complete the development of its capital raising operations and attract investors to its equity offerings. Should the Company be unable to raise sufficient capital to meet its cash flow needs, the Company may be required to significantly curtail its operations and investing activities. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In mid-March 2001, the Company concluded its management arrangement with The Spear Group, which had been providing accounting and administrative support to the Company and operating the Company's PIE businesses from Atlanta, Georgia. These operating services for the PIE businesses are now being handled from the Company's office in Orlando, Florida. The accounting and administrative support functions were consolidated in the Company's executive offices in Washington, DC. In connection with these changes, Jim Warren, while retaining his position as a Director, stepped down as Co-Chairman and Co-Chief Executive Officer of the Company and Skip Moore resigned as an officer with the Company.

On March 27, 2001, the Company consummated its acquisition of Yazam.com, Inc ("Yazam"). Yazam, a privately held company, had been engaged in seed-stage funding and business development services to emerging Internet and technology related start-ups. Due to the fact that the acquisition of Yazam occurred on March 27, 2001, just prior to the end of the quarter on March 31, 2001, the acquisition, for accounting purposes, was recorded as if it occurred on March 31, 2001. Therefore, results of operations for the quarter ended March 31, 2001 do not include the operating results of Yazam. These four days of operations were not material to the consolidated financial statements of the Company. The results of operations for the quarter and nine months ended September 30, 2001, include the operating results of Yazam for the six months ended September 30, 2001. (See "Yazam Acquisition" below)

Historically, the Company has been engaged, through its wholly owned-subsidiary, Labor-to-Industry Inc. ("LTI"), in the operation of industrial facilities located within both private and state prisons, which are staffed principally with inmate labor. LTI's prison-based operations are conducted under the guidelines of the 1979 Prison Industry Enhancement ("PIE") program.

4.  YAZAM ACQUISITION

On March 27, 2001, the Company acquired Yazam, which made early stage investments in several development stage technology businesses. The details of the purchase of Yazam have been reported by the Company in its Forms 8-K filed on March 1, 2001, as amended April 11, 2001 and May 25, 2001. Financial information for the Yazam acquisition has been presented in a Form 8-K/A, which was filed on August 7, 2001.

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

In consideration for the purchase of Yazam the Company paid $22,000,000 in cash plus 27,374 shares of the Company's Series F Convertible Preferred Stock, which may be convertible into 27,374,000 shares of common stock of the Company, and warrants to purchase an aggregate of approximately 8,000,000 shares of the Company's common stock at $0.34 per share. As of September 30, 2001, approximately $20.8 million of the cash portion of the purchase price had been paid to Yazam shareholders, with the balance (or approximately $1.2 million) of the cash portion to be paid during the quarter ended December 31, 2001.

The Company obtained a loan from Safra National Bank of New York for the entire cash portion of the Yazam purchase price. The loan carried an interest rate of 1.0% over the three-month LIBOR rate and was secured by a portion of the cash held by Yazam as of the closing date and was repaid in full during April 2001. The issuance of shares of the Company's common stock upon the exercise of such warrants or the conversion of the Series F Convertible Preferred Stock into common stock required the amendment of the Company's charter to increase the number of authorized common shares of the Company. The Company's shareholders, at their annual meeting in August 2001, voted to increase the aggregate number of authorized shares of common stock of the Company from 40 million to 500 million shares.

In mid-July, 2001, the Company began negotiations with certain significant holders of the Series F Stock to obtain waivers of their put. Because of both the redemption rights, the Series F Convertible Preferred Stock will not be included in the Company's stockholders' equity as reported on March 31, 2001.
On July 18 and 20, 2001 the Company entered into Waiver and Replacement Agreements with respect to the Series F Stock held by the two largest holders of that class. The Waiver and Replacement Agreements provide for a waiver of their right to redeem their shares after March 27, 2003 that is set forth in the Series F Certificate of Designations. In return, the holders of those shares of Series F Stock received the right to require the Company to purchase their shares at a purchase price of $300.00 per share (or $0.30 per share of Common Stock) during a ninety-day period beginning September 30, 2002.

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

The above acquisition was accounted for using the purchase method. The operations of Yazam have been included in the accompanying statements of operations since April 1, 2001. The unaudited results of operations, as if Yazam had been acquired at the beginning of periods ended December 31, 2000 and September 30, 2001, are as follows:

                                                December 31,          September 30
                                                    2000                  2001
                                               ---------------        --------------
   Net revenues                                   $4,826,576             $3,820,724
   Net loss                                     $(78,563,099)          $(18,828,859)
   Net loss per share                                 $(2.67)                $(0.52)
   Weighted average shares outstanding            29,408,063             36,502,446


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

For the nine months ended September 30, 2001, the Company's equity in losses of investees acquired as part of the Yazam acquisition and being accounted for by the equity method has been estimated at a loss of $500,000, based on the results of the quarter ended March 31, 2001. Such amount has been included in "Equity in loss of investees".

6.   INVENTORIES

At September 30, 2001 and December 31, 2000, inventories consisted of the following:

                                           2001        2000
                                         --------    --------

           Raw materials                 $110,310    $231,177
           Work in progress                18,052      18,272
           Finished Goods                  10,228         385
           Reserve for Obsolescence             -     (80,000)
                                         --------    --------
                                         $138,590    $169,834
                                         ========    ========

7.   NOTES RECEIVABLE

During the nine months ended September 30, 2001, the Company advanced to Portris, Inc, ("Portris"), a U.S. Technologies associated company, approximately $471,000 for working capital purposes, in exchange for promissory notes equal to such amount. Portris is a software company that is developing an information management system that facilitates performance of interactive team oriented projects over the Internet. During May 2001, $385,000 of these promissory notes were cancelled and exchanged for equity of Portris, thereby increasing the Company's ownership interest in Portris from 30.4% to 42.2%. As of June 30, 2001,

Portris owed the Company approximately $176,000 under promissory notes.
During July 2001 the $176,000 of promissory notes outstanding as of June 30, 2001 were cancelled and exchanged for equity of Portris, thereby increasing the Company's ownership interest in Portris from 42.2% to 50.3%.

During the six months ended September 30, 2001, the Company advanced to Selis, Inc, ("Selis"), a U.S. Technologies associated company, approximately $297,000 for working capital purposes, in exchange for promissory notes equal to such amount. Selis is a software company that is developing web-based network management systems. As of September 30, 2001, Selis owed the Company approximately $297,000 under promissory notes.

Effective as of June 30, 2001, the Company sold all of its shares of Buyline.net, Incorporated to an entity wholly owned by Gregory Earls, the CEO of the Company. As consideration for such shares, the purchaser delivered to the Company a promissory note in the principal amount of $100,000. The promissory note, plus accrued interest, will become due and payable only upon the earlier of, and only to the extent of: (i) any distributions by Buyline or (ii) the sale by such purchaser of its shares of Buyline. The Company has the right to repurchase for $250,000 such Buyline shares at any time prior to June 30, 2004. Due to neither of these conditions being met, the Company recorded a reserve of $100,000 against the collectability of this note during the quarter ended September 30, 2001. Such transaction was approved by at least a majority of the disinterested directors of the Company. The gain the Company recorded on the sale of Buyline of approximately $741,000 during the quarter ended June 30, 2001 was reduced to $641,000 during the quarter ended September 30, 2001.

8.   CONVERTIBLE PREFERRED STOCK

During the nine months ended September 30, 2001, the Company raised, through subscriptions for convertible preferred stock, approximately $904,000. This brings the total raised through the convertible preferred stock offering to approximately $2,103,000. As of the date of this report, the offering of the convertible preferred stock has not closed. The proceeds from the convertible preferred stock offering will be used primarily to finance additional investments in new and existing technology companies and ongoing working capital needs.

On the closing date of the Yazam acquisition, the Company issued 27,374 shares of the Company's Series F Convertible Preferred Stock, which may be convertible into 27,374,000 shares of common stock of the Company, and warrants to purchase an aggregate of approximately 8,000,000 shares of the Company's common stock at $0.34 per share. (See "Yazam Acquisition" above)

The following table presents the dilution of the Company's common stock, which can result since the Company's Charter Amendment increasing the number of authorized common shares from 30 million to 500 million shares was approved in August 2001 now allows the conversion of the Company's convertible preferred shares.

Common stock outstanding at September 30, 2001                           93,493,440
Conversion of Series A Convertible Preferred Stock                       50,409,836  (a)
Conversion of Series B Mandatorily Convertible Preferred Stock                    -  (b)
Conversion of Series C Mandatorily Convertible Preferred Stock                    -  (b)
Conversion of Series D Mandatorily Convertible Preferred Stock                    -  (b)
Conversion of Series F Convertible Preferred Stock                       27,374,000
                                                                        -----------
                                                                        171,277,276  (c)
                                                                        ===========

(a) A total of 10,000 shares of Series A Preferred Stock were converted to 819,672 common shares in July 2001. An additional 228,587 shares of series A Preferred Stock were converted to 18,736,603 shares of common stock in October 2001.

(b) All of the Series B, C and D Mandatorily Convertible Preferred Stock were converted to common shares on August 30, 2001, resulting in the issuance of 63,586,982 shares of the Company's common stock..

(c) Does not include conversion of subscribed but unissued preferred stock, which has not been established at the date of this report. Also does not include shares, which would be issuable upon exercise of stock options and warrants.

Including the above described conversions of the Company's preferred stock the total of the Company's common shares outstanding as of October 31, 2001 was 104,643,061 shares.

The terms of the Series A Preferred Stock permits them to vote as if the Series A Preferred Stock was already converted to Common Stock. The terms of the Series C Preferred Stock, the Series D Preferred Stock and the Series F Preferred Stock did not permit the holders thereof to vote on the Charter Amendment, but otherwise permitted them to vote as if the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series F Preferred Stock were already converted to Common Stock. On August 30, 2001, all of the Series B, C and D Preferred Stock were converted to common.

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

On March 27, 2001, the Company and certain holders of the Company's Series F Preferred Stock entered into a registration rights agreement as part of the merger agreement. Under the Series F registration rights agreement, the holders have the right to compel the Company to register their respective shares at the Company's expense. The holders also have Piggyback Rights, subject to restrictions, which an underwriter might impose for the sale of the shares. This Series F registration rights agreement expires by its terms on March 27, 2007.

Based on the conversion terms of the Series F Convertible Preferred Stock, and the market price of the Company's common stock on the date of issuance of the Series F Convertible Preferred Stock, the Company recognized the existence of a beneficial conversion feature in the amount of $4,595,510, as adjusted in the quarter ended September 30, 2001. This amount was recorded as a non-cash deemed dividend in the quarter ended March 31, 2001, resulting in an increase in the net loss applicable to common shareholders.

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

10.  ADDITIONAL PAID-IN CAPITAL

During the nine months ended September 30, 2001, the Company increased additional paid in capital by approximately $20,022,000. The components of this increase were; $14,437,000 conversion of the Series B, C and D Convertible Preferred Stock to common, a $4,595,000 deemed dividend created by beneficial conversion features of the Series F mandatorily convertible preferred stock, $880,000 value of warrants issued in the Yazam acquisition, $94,000 resulting from the conversion of preferred shares to common shares and $16,000 expense recorded associated with the grant of stock options to consultants.

11.  SEGMENT INFORMATION

During 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. The Company's chief operating decision makers aggregate operating segments based on the location of the segment and whether it is prison-based or free-world. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has four reportable segments for the three and nine months periods ended September 30, 2001 and September 30, 2000. The four reportable segments are USXX (Washington, DC), LTI (Lockhart, Texas and Blythe, California) ("LTI"), the Company's technology investments ("TECHNOLOGY") and Gregory FCA (Philadelphia, Pennsylvania). USXX is the corporate office, LTI is a prison-based manufacturer of computer circuit boards and modular office furniture components. The Company's technology investments consist of ownership interests in approximately 34 technology companies, which were primarily acquired through the acquisition of E2E and Yazam. Gregory FCA is a wholly owned subsidiary of Yazam, which provides public and investor relations services (see Note 4).

Summary information by segment as of and for the three and nine months ended September 30, 2001 and 2000 follow (in thousands):

                                                      (a)               (c)
                                     USXX             LTI             GREGORY           TECHNOLOGY           Other          Total
                                   -------         -------           -------             -------             -----        --------
Nine months ended September 30

2001

Net sales                          $    --         $ 1,883           $ 1,067             $    --             $  --        $  2,950
Operating loss                      (2,832)           (500)              (52)             (4,474)               --          (7,858)
Total Assets (b)                     2,687             946               854               4,561                --           9,048

2000

Net sales                          $    --         $ 2,025           $    --             $    --             $  84        $  2,109
Operating profit (loss)             (1,810)           (213)               --                (946)              (20)         (2,989)
Total Assets (b)                     3,885           1,541                --              14,351                --          19,777

Three  months ended September 30

2001

Net sales                          $    --         $   828           $   480             $    --             $  --         $ 1,308
Operating loss                        (990)            (77)              (46)             (2,878)               --          (3,991)
Total Assets (b)                     2,687             946               854               4,561                --           9,048

2000

Net sales                          $    --         $   889           $    --             $    --             $  30         $   919
Operating profit (loss)               (932)             10                --                (768)              (34)         (1,724)
Total Assets (b)                     3,885           1,541                --              14,351                --          19,777

     (a) Amounts shown in the "LTI" column were previously shown separately as "LTI" and "LTI - Blythe".
     (b) Represents net book value of assets.
     (c) Gregory FCA is a wholly owned subsidiary of Yazam. See Yazam acquisition disclosure in Note 4.

12. LOSS PER SHARE

The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the nine months and three months ended September 30, 2001 and 2000 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

                                                                                            Per
                                                   (Loss)                Shares             share
                                                 (Numerator)          (Denominator)         amount
                                                --------------        -------------        ---------
Nine months ended September 30, 2001:
Net loss available to common shareholders        $(12,532,176)          36,502,446           $(0.34)
Effect of dilutive potential common shares:
  Stock options                                             -                    -
  Warrants                                                  -                    -
                                                 ------------           ----------
Diluted net loss                                 $(12,532,176)          36,502,446           $(0.34)
                                                 ============           ==========           ======
Nine months ended September 30, 2000:
Net loss available to common shareholders        $(17,835,259)          29,331,374           $(0.61)
Effect of dilutive potential common shares:
  Stock options                                             -                    -
  Warrants                                                  -                    -
                                                 ------------           ----------
Diluted net loss                                 $(17,835,259)          29,331,374           $(0.61)
                                                 ============           ==========           ======

Three months ended September 30, 2001:
Net loss available to common shareholders        $ (4,086,409)          51,091,950           $(0.08)
Effect of dilutive potential common shares:
  Stock options                                             -                    -
  Warrants                                                  -                    -
                                                 ------------           ----------
Diluted net loss                                 $ (4,086,409)          51,091,950           $(0.08)
                                                 ============           ==========           ======
Three months ended September 30, 2000:
Net loss available to common shareholders        $ (1,868,394)          29,569,308           $(0.06)
Effect of dilutive potential common shares:
  Stock options                                             -                    -
  Warrants                                                  -                    -
                                                 ------------           ----------
Diluted net loss                                 $ (1,868,394)          29,569,308           $(0.06)
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

Effective January 1, 2001, the Company adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-- a replacement of SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and revises the accounting standards for securitizations and transfers of financial assets and collateral. The adoption of this standard on January 1, 2001 did not have a material effect on the Company's results of operations and financial position. This standard also required new disclosures in 2000. Such requirements were not applicable to the Company.

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

Results of Operations
---------------------

The following analysis compares the results of operations for the three-month and nine-month periods ended September 30, 2001 to the comparable periods ended September 30, 2000.

 Net sales during the three months ended September 30, 2001 were $1,307,524 compared to $918,870, during the three months ended September 30, 2000. The increase in net sales in the amount of $388,654, was primarily due to sales by Gregory FCA, which was acquired in the purchase of Yazam on March 27, 2001, of approximately $480,000. Sales for LTI increased by approximately $90,000 for the quarter due to increased sales at LTI's Texas electronics manufacturing facility resulting from increased demand for technology products.

 Net sales during the nine months ended September 30, 2001 were $2,949,993, compared to $2,109,141 during the nine months ended September 30, 2000. The increase in net sales in the amount of $840,852, was primarily due to sales of Gregory FCA, which was acquired in the purchase of Yazam on March 27, 2001, of approximately $1,067,000. Sales for LTI decreased by approximately $226,000 for the nine-month period due to decreased sales at LTI's California furniture manufacturing facility resulting from decreased demand from the sole customer that serves the facility.

 In the three months ended September 30, 2001, cost of goods sold was $ 786,979, which represented 95% of the net sales of LTI. The net sales of Gregory FCA are not used in the calculation since Gregory FCA is a service company and therefore does not have cost of sales. During the three months ended September 30, 2000, cost of goods sold was $896,282, which represented 98% of net sales. The decrease in cost of sales percentage is a result of increased sales in the LTI's Texas electronics manufacturing facility, resulting in a decrease in fixed costs as a percentage of increased sales.

 In the nine months ended September 30, 2001, cost of goods sold was $1,852,035, which represented 98% of the net sales of LTI. The net sales of Gregory FCA are not used in the calculation since Gregory FCA is a service company and
 therefore does not have cost of sales.   During the nine months ended September
 30, 2000, cost of goods sold was $2,199,499, which represented 104% of net sales. The decrease in cost of sales percentage is a result of increased sales in the LTI's Texas electronics manufacturing facility, resulting in a decrease in fixed costs as a percentage of increased sales.

 Selling expenses during the three months ended September 30, 2001 were $21,260, representing 3% of the net sales of LTI. During the three months ended September 30, 2000, selling expenses in the amount of $16,995 represented 2% of net sales. The increase in selling expenses percentage was the result of more sales generated from outside sales personnel, rather than internally generated.

 Selling expenses during the nine months ended September 30, 2001 were $51,148, representing 3% of net sales. During the nine months ended September 30, 2000, selling expenses in the amount of $47,303 represented 2% of net sales. The percentage increase in selling expenses was the result of an increase in sales generated from outside sales personnel, rather than internally generated sales.

 General and administrative expenses during the three months ended September 30, 2001 were $2,798,019, which represented 214% of net sales and an increase of approximately $1,069,000 over the prior year. During the three months ended September 30, 2000, general and administrative expenses were $1,729,401, which represented 188% of net sales. The increase in general and administrative expenses is primarily due to the acquisition of Yazam on March 27, 2001 which accounted for approximately $1,206,000 of the increase over prior year. The increase in general and administrative expenses is also due to the fact that effective July 1, 2001, Portris became a wholly consolidated subsidiary of the Company, due to the Company's ownership interest in Portris exceeding 50% as of that date. General and administrative expenses of Portris during the quarter ended September 30, 2001 were approximately $476,000. General and administrative expenses otherwise declined approximately $613,000 from the prior year.

 General and administrative expenses during the nine months ended September 30, 2001 were $6,853,881, which represented 232% of net sales and an increase of approximately $4,003,000 over the prior year. The increase in general and administrative expenses is primarily due to the acquisition of Yazam on March 27, 2001 which accounted for approximately $3,141,000 or 78% of the $4,003,000 increase over the prior year. The increase in general and administrative expenses is also due to the fact that effective July 1, 2001, Portris became a wholly consolidated subsidiary of the Company, due to the Company's ownership interest in Portris exceeding 50% as of that date. General and administrative expenses of Portris during the quarter ended September 30, 2001 were approximately $476,000, or 12% of the $4,003,000 increase over the prior year. The balance of the increase for 2001 was the result of additional accounting and legal costs associated with the acquisition of Yazam and current and amended SEC document filings. During the nine months ended September 30, 2000, general and administrative expenses were $2,851,187, which represented 135% of net sales.

 During the three months ended September 30, 2001, the Company had a net loss available to common shareholders of $4,086,409 or $ (0.08) per weighted-average share. The loss for the three months ended September 30, 2001, includes a loss of $250,000, which represents the Company's estimated share of losses from associated companies accounted for under the equity method, an asset impairment charge of approximately $1,720,000 resulting from a $338,000 write-off of investments in four (4) associated companies which ceased operations during the quarter, the $1,010,000 write-down of investments in six (6) other associated companies based on comparisons of current valuations for each respective company to the carrying value of the respective company and a reduction of approximately 744,000 in the value of certain operating assets acquired in the Yazam acquisition. During the three months ended September 30, 2000 the company reported a net loss available to common shareholders of $1,868,394 or $(0.06) per weighted-average share. The loss for the three months ended September 30, 2000, included a loss of $149,684, which represents the Company's share of losses from associated companies accounted for under the equity method.

 During the nine months ended September 30, 2001 the Company had net loss available to common shareholders of $12,532,176or $(0.34) per weighted-average share. The loss for the nine months ended September 30, 2001, includes a non-cash deemed dividend of $4,595,510 resulting from beneficial conversion features associated with the Company's Series F Convertible Preferred Stock and a loss of $894,558, which represents the Company's share of losses from associated companies accounted for under the equity method. Additionally an asset impairment charge of approximately $2,051,000 resulting from a $588,000 write-off of investments in five (5) associated companies which ceased operations during the six-months ended September 30, 2001, the $1,010,000 write-down of investments in six (6) other associated companies based on comparisons of current valuations for each respective company to the carrying value of the respective company and a reduction of approximately $744,000 in the value of certain operating assets acquired in the Yazam acquisition. Also write-offs of certain fixed assets associated with the Company's call center operations, which were discontinued in a prior period, were recorded during the period. During the nine months ended September 30, 2000, the Company reported a net loss available to common shareholders of $ $17,835,259 or $(0.61) per weighted-average share. . The loss for the nine months ended September 30, 2000, includes a non-cash deemed dividend of $14,757,650 resulting from beneficial conversion features associated with the Company's Series A, B and C Convertible Preferred Stock and a loss of $154,121, which represents the Company's share of losses from internet businesses accounted for under the equity method.

 Effective as of June 30, 2001, and included in the Company's operating results for the nine months ended September 30, 2001, the Company sold all of its shares of Buyline.net, Incorporated to an entity wholly owned by Gregory Earls, the CEO of the Company. As consideration for such shares, the purchaser delivered to the Company a promissory note in the principal amount of $100,000. The promissory note, plus accrued interest, will become due and payable only upon the earlier of, and only to the extent of: (i) any distributions by Buyline or (ii) the sale by such purchaser of its shares of Buyline. Due to further analysis of the probability either of these conditions occurring the Company recorded, during the quarter ended September 30, 2000, a $100,000 reserve against the value of the note receivable The Company has the right to repurchase for $250,000 such Buyline shares at any time prior to June 30, 2004. Such transaction was approved by at least a majority of the disinterested directors of the Company. As a result the Company recorded a net gain on the sale of Buyline of approximately $641,000.

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 2001 and 2000, the Company experienced negative operating cash flows of $6,639,106 and $2,997,248 respectively. Negative operating cash flows in the nine months ended September 30, 2001 resulted principally from the $(7,936,666) net loss incurred during that period, a decrease of $2,933,470 in accrued liabilities, which included a payment of approximately $2,000,000 for the put obligation assumed by the Company in the E2E acquisition and a decrease of approximately $445,000 in
accounts payable.   These negative effects were mitigated by approximately
$3,144,000 in non-cash expenses, including asset impairments, equity in investee losses and depreciation, recorded during the period. Negative operating cash flow in the nine months ended September 30, 2000 resulted principally from the $(3,077,609) net loss incurred during that period, an increase in accounts receivable of $404,719 and a decrease in accounts payable of $169,987, offset by depreciation and amortization of $628,506. The depreciation and amortization of $628,506 is primarily the result of the amortization of goodwill and legal expenses associated with the Company's acquisition activities.

Net cash provided by investing activities of $7,673,802 during the nine months ended September 30, 2001 consisted primarily of $6,113,165 net cash acquired in the Yazam acquisition after legal and accounting fees related to the acquisition, approximately $2,424,000 collected and temporarily held for the benefit of affiliated companies, which was subsequently paid to the respective affiliated company during October 2001 and $500,000 collected as a result of the sale of certain assets of Yazam. Net cash provided by investing activities during the quarter ended September 30, 2001 was reduced by approximately $1,528,000 invested in affiliates. Net cash used in investing activities of $3,305,586 during the nine months ended September 30, 2000 was primarily the result of the acquisition of E2E by the Company and cash advances to affiliated companies.

Net cash provided by financing activities of $1,555,699 during the nine months ended September 30, 2001 was primarily due the receipt of net proceeds from the subscription of preferred stock of $903,700 and approximately $650,000 in temporary loans from USV Partners, a company managed by the Company's CEO, Gregory Earls. The $22,000,000 Yazam acquisition note, which was obtained during March 2001 to fund the cash portion of the Yazam acquisition, was paid in full during April 2001. Net cash provided by financing activities of $6,579,222 during the nine months ended September 30, 2000 was primarily due to the receipt of net proceeds from the subscription of preferred stock of $6,211,911 and proceeds from the exercise of common stock options and warrants of $209,188.

As identified by the above discussion and analysis, the Company did not produce a profit from operations in the nine months ended September 30, 2001. Management has initiated steps to increase sales and reduce unnecessary costs. However, completing the Company's business plans will require additional investment and working capital. To provide for this investment and working capital, the Company raised, during the nine months ended September 30, 2001, approximately $7,500,000 through the Yazam purchase and the subscription of its unissued convertible preferred stock.

Under the terms of the Yazam Acquisition Agreement, the 27,374 shares of the Company's Series F Preferred Stock are convertible into 27,374,000 shares of Company common stock. Holders of Series F Preferred Stock would receive preferential treatment in a liquidation of the Company over all existing holders of Company common stock and Preferred Stock ("Existing Preferred Stock"). Pursuant to the Registration Rights Agreement, the Series F holders have demand and piggyback registration rights. By the Company's 2001 Proxy Statement, which was approved by a majority of the Company's shareholders in August 2001, the Company amended its Charter to increase the number of authorized shares of Company's common stock in order to authorize and reserve a sufficient number of shares of common stock for issuance in connection with the conversion of the Series F Stock and the exercise of the associated warrants. Had the Company not authorized such additional number of shares of common stock as necessary for the conversion of the Series F Stock and the exercise of the warrants prior to September 1, 2001, the Yazam stockholders who received shares of Series F Stock could have required the Company after such date to repurchase their shares of Series F Stock for a price per share equal to the average price of Company common stock as reported on the OTC BB (or other applicable nationally recognized market quotation system) for the 20 trading days prior to the date of the request multiplied by 1,000, but not less than $250 per share of Series F stock(or a total of $6,843,500). Due to the potential repurchase obligation, in mid-July, 2001, the Company began negotiations with certain significant holders of the Series F Stock to obtain waivers of their put. On July 18, 2001, the Carlyle Group entered into a Waiver and Replacement Agreement with the Company. On July 20, 2001, various affiliates of the Texas Pacific Group ("TPG") entered into an agreement to sell their shares of Series F Stock to USV Partners at $150.00 per share of Series F stock by August 3, 2001 and USV entered into a
Waiver and Replacement Agreement with respect to those shares.   This agreement
is expected to close in during the fourth quarter of 2001. The Waiver and Replacement Agreements provide for a waiver of their put as well as their right to redeem their shares after March 27, 2003 that is set forth in the Series F Certificate of Designations. In return, the holders of those shares of Series F Stock received the right to require the Company to purchase their shares at a purchase price of $300.00 per share of Series F stock during a ninety-day period beginning September 30, 2002.

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

Due to the potential 2002 and 2003 repurchase requirements, the Company has chosen to classify $6,326,494 of the carrying value of the Series F Convertible Preferred Stock as a liability, rather than a part of shareholder's equity.

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

The Company's sources of funds to pursue acquisition opportunities and provide working capital during 2001 will come from a combination of cash flows from existing operations and if required, equity transactions involving the Company's capital stock. Management projects approximately $1,800,000 will be invested in new and existing associated companies during 2001. In addition, approximately another $230,000 will be invested in capital expenditures. The sources of funds to cover these investments and to provide the Company's working capital will come from operations, sales of the Company's preferred stock and possible sale of investments in associated companies. Management projects that approximately $1,000,000-2,000,000 will have to be raised during 2001, through preferred stock sales to accomplish the Company's goals. However, there can be no assurance that the Company can raise such amounts or if such amounts can be raised can be raised on terms beneficial to the Company.

FORWARD-LOOKING INFORMATION
---------------------------

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

          (b)  Reports on form 8-K

               During the quarter for which this report is filed, Registrant filed a Current Report on form 8-K/A dated August 7, 2001, providing financial disclosure information on the acquisition Yazam.com, Inc, which occurred on March 27, 2001.

               During the quarter for which this report is filed, Registrant filed a Current Report on form 8-K dated August 22, 2001, reporting changes to the Company's Certifying Accountant.

               During the quarter for which this report is filed, Registrant filed a Current Report on form 8-K/A dated September 6, 2001, providing additional disclosure regarding changes to the Company's Certifying Accountant.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.     Description
-----------     -----------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

                             U.S. TECHNOLOGIES INC.
                             (Registrant)



Date: November 14, 2001      /s/ Gregory Earls
                             -----------------
                             Gregory Earls
                             Chairman of the Board, Chief Executive Officer and
                             President



Date: November 14, 2001      /s/ Allyson Holland
                             -------------------
                             Allyson Holland
                             Vice President Finance and Controller