Form 10-K
period 2001-12-31
U S TECHNOLOGIES INC
filed 2002-04-16
CIK 810130

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2001

            |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period from    ___________ to  _____________

                         Commission File Number 0-15960

                               U.S. TECHNOLOGIES INC.
              (Exact name of registrant as specified in its charter.)

          State of Delaware                                  73-1284747
   (State of other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                    1130 Connecticut Avenue, N.W., Suite 700
                              Washington, DC 20036
                    (Address of principal executive offices.)

         Registrant's telephone number, including area code: (202) 466-3100

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.
                                   YES |X| NO |_|

      The aggregate market value of voting common stock held by non-affiliates of the Registrant at March 31, 2002 was approximately $18,268,148.

      The number of shares outstanding of the Registrant's Common Stock, par value $0.02 per share, at March 31, 2002 was 142,696,221 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission for the Company's 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB.

                                TABLE OF CONTENTS

                                                                           Page

PART I...................................................................

ITEM 1.     BUSINESS.....................................................   1

ITEM 2.     PROPERTIES...................................................   9

ITEM 3.     LEGAL PROCEEDINGS............................................   9

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  10

PART II..................................................................

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.......................................  11

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....  13

ITEM 6a.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....  20

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................  20

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.......................  20

PART III.................................................................

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTIONS 16(a) OF THE EXCHANGE ACT........  21

ITEM 10.    EXECUTIVE COMPENSATION.......................................  21

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT............................................  21

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  21

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.............................  21

SIGNATURES     ..........................................................  22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................... F-1

CONSOLIDATED FINANCIAL STATEMENTS........................................ F-2

INDEX OF EXHIBITS........................................................

                                     PART I

Item 1.     Business

Overview

        U.S. Technologies Inc. ("U.S. Technologies," "USXX" or the "Company") develops a network of technology and related companies. The Company builds and develops its associated companies by providing them with operational assistance, capital support, industry expertise, other venture business services and access to a strategic network of business relationships. The Company's associated companies include technology and emerging growth companies that management believes have high growth potential.

       In April 2000, the Company completed its acquisition of E2Enet, Inc. ("E2Enet"). E2Enet was a privately held company that had interests in several development stage businesses. The acquisition of E2Enet provided the Company with a platform to participate in the growing technology industry and the E2Enet acquisition enhanced our opportunities for creative development of promising early stage businesses.

       In March 2001, the Company completed its acquisition of Yazam.com, Inc. ("Yazam"). Yazam was a privately held company that was engaged in seed-stage funding and providing services to emerging internet and technology related start-ups. The acquisition of Yazam further expanded the company's strategy to develop early stage technology companies.

       Historically, the Company has been engaged, directly and through its wholly owned subsidiary UST Industries, Inc. ("UST"), in the operation of industrial facilities located within both private and state prisons, which are staffed principally with inmate labor. UST's prison-based operations are conducted under the guidelines of the 1979 Prison Industry Enhancement ("PIE") program.

       Current economic and business conditions have created a difficult environment in which to raise capital and develop or sell early stage technology companies. The Company's ability to execute its business plan and to continue as a going concern will be dependant on its ability to raise capital in the next twelve months. See, "MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources," "SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT," "REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS" and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 2.

       U.S. Technologies, a Delaware corporation, was incorporated on September 9, 1986 and our principal executive offices are located at 1130 Connecticut Avenue, NW, Suite 700, Washington, DC 20036.

Acquisitions

       In an effort to implement our business strategy of developing and operating a network of technology companies, we made two significant acquisitions as detailed below.

E2E Net, Inc.

        On April 12, 2000, the Company acquired all of the outstanding stock of E2Enet. At the time of acquisition, E2Enet owned interests in six development stage technology companies. In consideration for the exchange of their E2Enet shares, E2Enet's stockholders were issued 112,000 shares of Series B Mandatorily Convertible Preferred Stock, which have a stated liquidation preference of approximately $11,200,000. The Company also assumed liabilities in the aggregate amount of approximately $3,980,000 in conjunction with the acquisition. Related to the E2Enet acquisition, the Company agreed to raise new capital funds at or prior to the closing of the E2Enet acquisition. To raise these funds, the Company completed the private placement sale of $1,250,000 of additional shares of its Series A Convertible Preferred Stock and $4,337,914 of its Series C Mandatorily Convertible Preferred Stock to various accredited investors, including affiliates of the Chief Executive Officer. The proceeds of these offerings have been used primarily to finance additional investments in new and existing technology businesses, the payment of costs incurred and liabilities assumed in connection with the E2Enet Acquisition and related business transactions and ongoing working capital needs.

Yazam.com, Inc.

       On March 27, 2001, the Company acquired all of the outstanding stock of Yazam. Yazam had been engaged in seed-stage funding and business development services to emerging internet and technology related start-ups. At its peak, Yazam had investments in 26 companies in several different countries and approximately 129 employees. Principally due to adverse capital market conditions, Yazam had effectively ceased capital raising and investment operations in the fourth quarter of 2000 pending its liquidation or sale.

       The purchase price for Yazam was $22.0 million in cash, 27,374 shares of the Company's Series F Convertible Preferred Stock and warrants to purchase an aggregate of 8,000,000 shares of the Company's Common Stock at $0.34 per share. Pursuant to the transaction, the Company acquired approximately $28.5 million of cash held by Yazam at closing, investments in various associated companies and a business under contract for sale for $1 million and assumed liabilities of $2.0 million.

       Yazam, prior to the acquisition by USXX, wrote down its investment in 19 companies, in accordance with an assessment of the 26 associated companies' financial condition and potential to execute its business plan. Existing U. S. Technologies personnel are now developing the remaining associated companies of Yazam. Gregory FCA, the principal operating subsidiary acquired in the transaction, is a public relations and investor relations firm which was sold by the Company on April 1, 2002.

Ownership Position in Our Associated Companies

       From April 12, 2000 through December 31, 2001, we acquired interests in or established 31 technology companies. As of December 31, 2001, the Company owned interests in the technology companies listed below. We classify companies in which we, directly or indirectly through wholly owned subsidiaries, have interests as associated companies. We have indicated below our approximate percentage of equity ownership in each associated company. Our approximate equity ownership/voting percentages have been calculated based on the issued and outstanding common stock of each associated company, assuming the issuance of common stock upon the exercise of outstanding options and warrants and the conversion into common stock of outstanding convertible securities. Our percentage ownership in any of the associated companies is subject to change as we make new investments and our associated companies accept new investments from us or other investors.

       For those companies in which our equity ownership percentage is greater than 50%, we generally direct or control all of their operating activities we account for them as consolidated subsidiaries. For those companies in which our equity ownership percentage is at least 20%, but not more than 50%, we generally have significant involvement in and influence over their operating activities, with board representation and rights to participate in material decisions. We account for them on the equity basis. For those companies in which our equity ownership percentage is less than 20%, we may not be actively involved in their management or day-to-day operations, but may have Board representation and may provide them advisory services and accordingly we account for them on the cost basis.

       We have identified below by marking with an asterisk (*) each associated company that is a development stage company. A development stage company has not yet begun planned principal operations, or has begun planned principal operations but has not yet generated significant revenue from those operations. Whether a company is in the development stage is determined on a case-by-case basis by that company's management. There is no specific revenue threshold that is applicable in all cases. A development stage company typically will be devoting most of its efforts to activities such as financial planning, raising capital, research and development, acquiring operating assets, and recruiting and training personnel. Currently, 7 of our associated companies are in the development stage.

                                                    Voting       Voting
                                    Associated    Ownership    Ownership
            Associated Company       Company     December 31, December 31,
            ------------------                   ------------ ------------
                                      Since          2001         2000
                                      -----          ----         ----
         Bluemercury                April 2000       9.12%        9.12%
         Gomembers.com            November 2000      0.47%        0.47%
         OneMade.com                April 2000      12.25%       12.25%
         Portris                   October 2000     42.20%       30.40%
         PromiseMark, Inc.          April 2000      16.86%       16.86%
         Final Arrangements, LLC    July 2000        0.13%        0.13%
         3G Vision, Inc.*           March 2001       6.28%         N/A
         Baobob, Inc.*              March 2001       7.00%         N/A
         Mercantec, Inc.            March 2001        0.7%         N/A
         Gammasite, Inc.            March 2001       7.28%         N/A
         Incepto, Inc.*             March 2001       6.58%         N/A
         Phlair, Inc.*              March 2001       9.03%         N/A
         EZ Face                    March 2001       5.78%         N/A
         Quintessence  Photonics,   March 2001       1.48%         N/A
           Inc. *
         Selis Networks, Inc.*      March 2001       8.60%         N/A
         My  Virtual  Model/EZ      March 2001       0.80%         N/A
           Size, Inc.
         Global Commerce  Zone,   March 2001       1.33%         N/A
           Inc.
         Mobile Economy, Inc.*      March 2001       2.20%         N/A
         Plant America, Inc.         May 2001        1.00%         N/A
         Xi Software, Inc.        December 2001       100%         N/A

       Pursuant to various nominee agreements, the Company acts as nominee for additional investors that participated in the various financings of certain associated companies. Therefore, is some cases, the Company has a voting ownership that exceeds the economic ownership listed in the table above.

Overview of Associated Companies

       Below are summary descriptions of the business of each of our associated companies:

        Bluemercury, Inc. ("Bluemercury") owns high-end cosmetic specialty retailers and currently operates two retail stores in Washington, D.C. and one retail store in Philadelphia, Pennsylvania. Additionally, Bluemercury operates an e-commerce site for cosmetics and accessories.

       Gomembers.com ("Gomembers") provides software that helps associations, labor unions and professional societies manage a variety of tasks, including payroll and Internet integration. Initially, E2Enet had invested in MEI Software Systems, Inc. ("MEI"), which provided customized software systems to manage the databases of trade associations, professional associations, fund-raising organizations, and chambers-of-commerce. MEI was acquired by Gomembers in November 2000, thereby converting the Company's approximately 5% interest in MEI to a 0.47% interest in Gomembers.

       OneMade, Inc. ("OneMade") provides an e-commerce community to serve wholesalers, retailers, consumers, and artists active in the arts, hobby and crafts industries.

       Portris, Inc. ("Portris"), is a software company, that developed applications that would enable business work groups to exchange information and collaborate on documents over networks.

        In October 2000, the Company completed the acquisition of a 30.4% equity interest in Portris, Inc. for aggregate consideration of $380,000. In May 2001, the Company purchased an additional interest in Portris for $555,000 in cash and in-kind services. Pursuant to this transaction the Company increased its equity interest in Portris to approximately 42%. In December 2000, Portis ceased operations due to its inability to attract additional capital funding and initial customers and partners for its software applications.

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

       Final Arrangements, LLC ("Final Arrangements") is an Internet start-up that offers the ability to make funeral arrangements online. Initially, E2Enet had invested in WebMilestones.com ("WebMilestones"). WebMilestones was acquired by Final Arrangements in December 2000, thereby converting the Company's 37.35% interest in WebMilestones to a 0.13% interest in Final Arrangements.

       3G Vision, Inc. ("3G Vision") is a start-up that is developing with a focus on video and image processing applications. 3G Vision's mission is to upgrade low quality video into high-resolution video and images. 3G Vision's solutions involve stitching and super-resolution technologies currently unavailable on the market today.

       Baobab, Inc. ("Baobob") is developing technology that will allow humans to conduct a direct dialogue with machines, using natural spoken language as the communication channel. In January 2001, Baobab raised $2.5 million from Intel Capital, Big Sky Partners, and Yazam.

       Mercantec, Inc. ("Mercantec") distributes complete e-commerce solutions through Internet Service Providers and web hosting providers to small and medium-sized businesses. Initially, Yazam had invested in CommerceTone Inc. ("CommerceTone"), which provides a powerful suite of eMarketing tools and services that made Mercantec's products the most fully featured e-commerce offering available in the marketplace. CommerceTone was acquired by Mercantec in April 2001, thereby converting the Company's interest in CommerceTone to a 0.77% interest in Mercantec.

       Gammasite, Inc. ("Gammasite") is a technology provider of precise information cataloging solutions for the enterprise market. The Gammasite's core technology allows organizations to automatically classify large amounts of unstructured information transforming unorganized data masses into organized, easily retrievable taxonomies. The technology is based on the experience of several scientists at the forefront of machine learning technologies.

       Incepto, Inc. ("Incepto") provides software-based systems that ensure the availability of business-critical databases while maintaining data and transaction consistency and durability, without decreasing network performance. Incepto's patent-pending technology clusters databases on independent local or remote servers. It forms distributed database clusters that provide the highest level of availability.

       Phlair, Inc. ("Phlair") provides a comprehensive marketing and CRM analytics solution for enterprises. Phlair has signed leading enterprise clients, analyzes millions of impressions and provides reports that give clients valuable visibility into their customer interactions leading to increased sales and customer retention.

       EZ Face, Inc. ("EZ Face") is the pioneer in the development of "Personal Visualization" technology and in the creation of a "Virtual Mirror" utility through which Internet users can visualize how they actually look when wearing color cosmetics, jewelry, eyewear and other fashion accessories.

       Quintessence Photonics Corporation ("Quintessence") was the first graduate of DynaFund's EIR (Entrepreneur in Residence) program. The company plans to develop and produce a family of lasers for telecommunications use based on a proprietary approach developed by certain respected technologists.

       Selis Networks, Inc. ("Selis") develops, markets and sells next-generation IT performance monitoring and management products. Revolutionizing the approach to IT network monitoring and management, Selis focuses on business services, rather than network devices, providing managers with online information and status reports on all the business services running on their networks. During the year ended December 31, 2001, the Company advanced $540,000 to Selis in the form of secured notes which were converted into new equity of Selis in March 2002, thus increasing the Company's ownership to 16.88%.

       EZ Size, Inc. ("EZ Size") has developed a universal smart sizing service that partners with the apparel industry to raise consumers' confidence that the clothes they buy will fit them. The EZ Size process leverages technologies in imaging and size acquisition; garment acquisition processes; and proprietary fit algorithms. EZ Size's assets were acquired by My Virtual Model, Inc. ("MVM") and the sole remaining EZ Size asset is its equity in MVM. MVM is an interactive shopping solution with a variety of fashion and lifestyle applications.

        Global Commerce Zone, Inc. ("Global Commerce Zone") provides the technology infrastructure and services to facilitate international consumer e-commerce.

       Mobile Economy, Inc. ("Mobile Economy") offers business-to-business infrastructure solutions and services to the emerging mobile-Internet industry. Mobile Economy's technology supports leading mobile internet platforms such as WAP and i-Mode and will be fully leveraged by upcoming 2.5G and 3G next-generation cellular technologies.

       Plant America, Inc. ("Plant America") is a e-commerce business focused on providing products and communication channels to the commercial landscape and garden market. The Company obtained its ownership interest through providing certain services to Plant America.

       Xi Software Inc. ("Xi Software") is a software company formed in December 2001 that designs and markets professional services automation tools that enhance corporate and individual productivity. Xi Software's product family, TimeAgent, monitors the amount of time a user spends in Microsoft applications or browser windows and assigns billable time to clients and matters. Xi Software's assets were contributed to Xi Software by USXX after USXX acquired the assets through the foreclosure of notes due to USXX by Portris, another USXX associated company.

PIE Business of USXX

       The Company operates, through its wholly owned subsidiary UST Industries, Inc., industrial facilities located within both private and state prisons. UST staffs these facilities principally with inmate labor under the guidelines of the PIE program. In 1979, Congress established the PIE program to encourage state and local governments to create jobs for prisoners that approximate private sector work, pay the local prevailing wages for similar work, and enable inmates to acquire marketable skills to increase their chances for rehabilitation and employment upon release.

       Under a 1997 agreement with Wackenhut Corrections Corporation ("WCC"), WCC allows the Company to operate as its industry PIE partner in any WCC-managed correctional facility. WCC also has agreed to purchase products manufactured by the Company to the extent feasible. WCC runs 47 correctional facilities in the United States, Australia, England and Canada. In 1998, the company reached an agreement with the States of California and Florida to expand its operations into correctional facilities managed by those states.

       UST currently operates an electronics plant at WCC's Lockhart, Texas corrections facility which presently manufactures and repairs circuit boards and performs various mechanical assembly operations on customer products which were formerly assembled in Mexico. UST also operates a furniture manufacturing plant in a state correctional facility located in Blythe, California which presently manufactures office panel blanks for Unisource, Inc.

       Electronics Manufacturing. UST provides contract manufacturing services including cable and wire harness assembly, finished assembly rework and repair, and printed circuit board assembly. Given the emergence of new technologies and the proliferation of electronics into virtually all segments of the world economy, management believes that the contract manufacturing segment represents a growth opportunity for the outsourcing operations.

        Original Equipment Manufacturers ("OEM") such as Cisco, Hewlett-Packard, IBM, Lucent, Texas Instruments and others are increasingly relying on contract manufacturers for assembly and other value-added services. Many OEMs have begun to view outsourcing as a strategic tool which allows them to focus their efforts on resources and core competencies resulting in improved flexibility and responsiveness in all segments of their business. The benefits of outsourcing by the OEMs include improved time to market, access to state of the art manufacturing facilities and technologies, and lower production and procurement costs.

       UST specializes in production of circuit boards which are ordered in shorter production runs and therefore does not compete with the larger companies in the industry who have invested in high speed production equipment capable of continuous production runs creating hundreds of thousands of boards.

       Furniture Manufacturing. Through its furniture manufacturing facility in Blythe, California, UST manufactures office partitions and associated parts for use in the office workstation industry. The facility is capable of producing a high quality panel comparable to those produced and sold by Herman Miller and Steelcase. UST's products are designed to be interchangeable with several manufacturers of office furniture.

       The major market served by the UST's furniture manufacturing facility is the replacement or aftermarket office partition market. This market is dominated by a few large companies which offer alternatives to purchasing the higher priced products of Herman Miller and Steelcase. These companies offer finished products which are interchangeable with the more expensive products, but at a considerably lower price. In January 2000, UST contracted with Unisource, Inc. to produce their panels. This manufacturer requires approximately one-shift, out of a possible three shifts, of the operating capabilities of the Blythe facility and accounted for approximately 14% of UST's 2001 sales volume. UST is actively seeking other customers to increase the plant's output and is negotiating with Unisource to produce additional products, warehouse finished goods, and provide order fulfillment services.

       Business Strategy. The Company's strategy for UST is to establish itself as a cost efficient contract manufacturer and outsourcing provider using the employment of prison labor in a variety of business sectors. To that end, the Company utilizes the PIE program to perform its services by using a low-cost, but highly motivated labor pool, in modern, clean and efficient facilities. The Company intends to operate the business by maintaining corporate overhead at or below its present level. The Company's strategy also includes the following:

       o Utilize existing expertise in electronics manufacturing to seek new business opportunities and to fully utilize all of UST's electronic assembly facility in Lockhart, Texas;

       o Provide ancillary services such as the final assembly of products and installation of parts associated with the primary electronics manufacturing process;

       o Expand UST's furniture manufacturing operations by increasing its modular furniture production capabilities and introducing other furniture products; and

       o Evaluate UST's ability to provide value added services in other markets where low cost labor without the soft costs of turnover, absenteeism, vacations, holidays, and employer paid benefits would be a competitive advantage.

       Management believes that additional capacity can be added, beyond the existing facilities, without significant additional corporate overhead.

       Customers. Historically, UST has been and remains dependent upon certain customers for a major portion of its sales. The top three customers, Dell Computer, Unisource Office Furniture, and Circuit Check, Inc. together accounted for approximately 40% of UST's sales for the year ended December 31, 2001. Amounts due from two customers, SCI Systems and Unisource Office Furniture accounted for 44% of total receivables.

       Suppliers and Raw Materials. The raw materials used in each of UST's facilities are widely available from numerous suppliers. The Company does not anticipate any difficulty in obtaining sufficient quantity and quality of raw materials to satisfy the requirements of its customers.

       Competition. The competition in the contract manufacturing and furniture manufacturing business consists of numerous small, regional companies and a significantly smaller group of large national companies. UST competes directly with the smaller regional companies and avoids the markets dominated by the national companies. In fact, some of the largest national and international companies utilize UST for completion of short run production and rework tasks that are part of their own processes but are too small for them to complete efficiently. When competing with smaller regional companies, UST has a distinct cost advantage created by being able to provide manufacturing facilities without having to incur the same personnel costs as companies that rely exclusively on free-world employees.

       Regulation of the PIE Business. Congress created the PIE Program in 1979 to encourage state and local governments to establish employment opportunities for prisoners that approximate private sector work opportunities and conditions. The program is designed to place inmates in a realistic working environment, and enable them to acquire marketable skills and work habits to increase their potential for successful rehabilitation and meaningful employment upon release. The U.S. Department of Justice's Bureau of Justice Assistance administers the PIE Program through its Corrections Branch.

       Each certified PIE Program must be determined to meet certain statutory and guideline requirements so as to safeguard free world labor and industry and to protect free enterprise. Mandatory criteria for participation in the PIE Program are as follows:

       o Inmates must be paid the prevailing local wage or state or Federal minimum wage, whichever is greater, to protect private business from unfair competition that would otherwise stem from the flow of low-cost, prison made goods into the marketplace;

       o Workers compensation and unemployment compensation benefits must be provided;

       o Inmate participation in the program must be voluntary and in writing;

       o Organized labor and local private industry must be consulted prior to the initiation of a new PIE industry;

       o Participating companies must have written assurances from the appropriate state agency that the new PIE industry will not result in the displacement of workers employed prior to the program's implementation, does not occur in occupations in which there is a surplus of labor in the locality, and does not impair existing contracts for services; and

       o Deductions (not to exceed 80%) must be made from the inmates pay for taxes, reasonable charges for room and board, family support, victims compensation fund, and a mandatory savings account for the inmate, the proceeds of which are available upon release.

       In addition, each prison is also subject to laws and regulations concerning the operation, management and supervision of prisoner employees, which affects the operation of each of the UST's facilities. The Company's PIE operations are also subject to all governmental workplace regulations commonly associated with a service or manufacturing enterprise.

Government Regulations and Legal Uncertainties

       Investment Company Act of 1940. U.S. companies that have more than one hundred (100) stockholders or whose shares are publicly traded in the U.S. and are, or hold themselves out to be, engaged primarily in the business of investing, reinvesting or trading of securities are regulated by the Securities and Exchange Commission (the "Commission" or "SEC") pursuant to the Investment Company Act of 1940, as amended. Investment Company Act regulations are inconsistent with USXX' strategy of actively managing, developing, operating and promoting collaboration among its network of associated companies. USXX would not be able to operate its business as a registered investment company.

       Management of USXX believes that because of the planned structure of USXX's interests in its associated companies and its business strategy, USXX is not currently subject to regulation under the Investment Company Act. However, USXX cannot assure you that the present structure of its associated companies interests and its business strategy will preclude regulation under the Investment Company Act, and USXX may need to take specific actions to avoid regulation under the Investment Company Act that may not be in its best interests or consistent with its strategy. To avoid regulation under the Investment Company Act and related SEC rules, USXX may need to sell assets that it would otherwise want to retain and may be unable to sell assets that it would otherwise want to sell. In addition, USXX may be forced to acquire additional, or retain existing, income-generating or loss-generating assets which it would not otherwise have acquired or retained and may need to forego opportunities to acquire interests in companies that it believed would benefit its business. If USXX were forced to sell, buy or retain assets in this manner, it may be prevented from successfully executing its business strategy.

       Because gains, losses, income and asset values for technology businesses can be highly volatile, and because future rounds of financing for our technology associated companies will dilute USXX's ownership interests, the financial analyses relevant to its status under the Investment Company Act will be subject to regular change. The audit committee of USXX's board of directors, together with USXX' management, will decide financial and other valuation issues relevant to determining USXX' compliance with the Investment Company Act and related regulations.

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

Competition

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

       This intense competition could limit our opportunities to acquire interests in associated companies or force us to pay higher prices to acquire these interests. Further, the impact of this competition on the valuation of technology companies could result in lower returns. In addition, some of our competitors, including venture capital firms, private companies with business strategies similar to ours and corporate strategic investors, may have a competitive advantage over us because they have more flexibility than we do in structuring acquisitions in companies because they do not need to acquire majority or controlling interests in companies to avoid regulation under the Investment Company Act, as discussed above.

Employees

       As of December 31, 2001, excluding our non-consolidated associated companies and our discontinued operations, the company employed approximately 7 persons in corporate and administrative functions and 99 persons in the PIE business. None of the Company's employees are represented by a union. We consider our relationships with our employees to be good.

Item 2.     Properties.

       U.S. Technologies leases executive office space in Washington, D.C. The office is approximately 8,200 square feet and the lease provides for monthly payments of $24,000. The lease on the office expires on December 31, 2004. The Company has occasionally subleased some of this office space to certain associated companies and other entities.

       Our wholly owned subsidiary, UST, operates in a minimum-security prison in Lockhart, Texas. The lease on the Lockhart facility provides approximately 27,800 square feet of manufacturing and office space through January 31, 2004, and provides an automatic three year extension unless notification has been given by either party at least six months prior to the expiration date of the current term. The amount of square footage may be increased or decreased depending upon the number of prisoners to be employed. UST also operates in a minimum-security prison at Chuckawalla Valley State Prison located in Blythe, California. The lease on the Blythe facility provides approximately 36,300 square feet of manufacturing and office space through October 2006. The lease provides for monthly payments of $726.

       The Company is also obligated under several leases and subleases for office space in Virginia and New York that it assumed in conjunction with the Yazam acquisition that it currently does not occupy and has no future intended use for. The Company is attempting to renegotiate or terminate such leases.


Item 3.     Legal Proceedings.

       On January 3, 2001, Vektronix S.A. de C.V. and Rodolfo Avala-Avarzagoitia sued the Company in the 22nd Judicial District Court of Caldwell County, Texas for fraudulent inducement to enter a contract with UST, breach of warranty and breach of contract for an unspecified amount of damages. The Company has filed a counterclaim for breach of contract and a claim on the personal guarantee of Rodolfo Avala-Avarzagoitia and is seeking $114,777 in actual damages and recovery of costs. Limited discovery has been initiated and the Company will vigorously contest this matter. Management does not believe the results of this litigation will be material to the Company.

      Presently, the Company is a party to two pending lawsuits involving Kenneth H. Smith ("Smith"), the former president, CEO and chairman of the Board of Directors of the Company. In February 1999, Smith resigned from USXX and entered into a severance agreement with the Company. In connection with his severance agreement, Smith agreed to sell 3,366,152 shares of USXX stock that he owned for $875,200. in order to pay all or a portion of the then-outstanding loans due from him to USXX. Additionally, Smith purchased from USXX the stock of a wholly owned subsidiary called GWP, Inc. for a $1,234,832 purchase money promissory note. Smith pledged an additional 3 million shares of USXX stock as collateral to secure that note. In addition to the right to purchase GWP from USXX, Smith, was to receive $125,000 as severance. In March 1999, USXX deemed Smith to be in default of the purchase money promissory note, and when Smith failed, after proper notice, to cure the default, USXX foreclosed on the note and sold the 3 million shares of USXX stock that Smith had pledged. USXX applied the sale proceeds against the outstanding amount of the note, resulting in a deficiency of $525,000 still owing to USXX on Smith's note related to the purchase of GWP. Smith then negotiated a Forbearance and Waiver Agreement with USXX, dated April 15, 1999, in which the Company agreed to temporarily postpone further collection of the deficiency and Smith agreed, among other things, to the amount of the deficiency, to the legality of USXX's foreclosure and sale of his pledged shares, and to a release of any claims he may have had against USXX and any of its affiliates, officers, directors or representatives.

      USXX commenced a lawsuit against Smith on November 9, 2001, in the federal district court in Austin, Texas. In that case, USXX seeks to reduce to judgment the outstanding balance of $525,000 plus interest on Smith's indebtedness to the Company under the purchase money promissory note that he executed in connection with his purchase of GWP from the Company in February 1999. Additionally, Smith filed a lawsuit against USXX and others (including Gregory Earls, current CEO of the Company), on November 13, 2001 in the Superior Court of Fulton County, Georgia. In his complaint, Smith alleges that USXX still owes him a portion of the $125,000 severance promised under the severance agreement. Notwithstanding the release of claims set forth in the April 15, 1999 Forbearance and Waiver Agreement, Smith has also made claims for fraud, misrepresentation, conversion, breach of fiduciary duty, rescission, conspiracy and civil RICO, all of which are based upon his contention that, in connection his February 1999 severance from the Company, he was misled into selling and pledging the 6,366,152 shares of USXX stock that he then owned. His complaint seeks compensatory damages in excess of $41 million, which he contends was the value of the shares of stock that he sold and pledged at their highest traded value between February 1999 and the present.

      In March 2002, the Company removed Smith's Georgia Superior Court case to the federal district court in Atlanta, Georgia, which court then dismissed all of Smith's claims except his claim for additional severance payments. The Company disputes that additional severance payments are due, but given the existence of a factual dispute, could not move to dismiss that claim at the initial pleadings stage.

       USXX has indicated that it intends to vigorously pursue collection of Smith's outstanding indebtedness, although we are not presently aware of any information regarding Smith's ability to pay. Additionally, USXX has vigorously defended against Smith's lawsuit against the Company. Since both lawsuits are at the initial stages and no discovery has been conducted, we are not in a position to be able to provide an evaluation of the likelihood of a favorable or unfavorable outcome or an estimate of the amount or range of potential exposure.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

       During the fourth quarter ended December 31, 2001, no matters were submitted to a vote of security holders of the Company.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

Market Information

       The Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol "USXX" except for the period from May, 2001 until November 12, 2001 during which it was suspended as a result of its failure to file timely the Form 10-K for the year ending December 31, 2000. However, during that time, the Company's Common Stock was still traded over-the-counter.

       The following table sets forth the high and low bid prices of the Company's Common Stock in the over-the-counter market for the quarter ended March 31, 2002 and the years ended December 31, 2001 and 2000. Prices are as quoted on the OTC Bulletin Board System or the over-the-counter market. Quotations reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.
                                                                           Bid
                                                              High         Low

2002
                  1st Quarter......................           $0.30       $0.09
2001
                  4th Quarter......................           $0.35       $0.05
                  3rd Quarter......................           $0.38       $0.05
                  2nd Quarter......................           $0.55       $0.10
                  1st Quarter......................           $0.53       $0.13
2000
                  4th Quarter......................           $0.86       $0.11
                  3rd Quarter......................           $1.22       $0.63
                  2nd Quarter......................           $2.91       $1.00
                  1st Quarter......................           $5.75       $0.15

      On March 28, 2002, the closing bid price of the Company's Common Stock, as quoted on the OTC Bulletin Board system, was $0.20.

Holders of Common Stock

      As of March 31, 2002, there were 609 holders of record of the Company's Common Stock. This number is exclusive of beneficial owners whose securities are held in street name.

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

Recent Sales of Unregistered Securities

      The Company has raised capital and completed acquisitions through the offer and sale of securities that are exempt from registration under the Securities Act of 1933 pursuant to the exemptions from registration provided by Regulation D promulgated under the Securities Act, Section 4(2) of the Securities Act or otherwise. As follows are discussions of the sales of unregistered securities by the Company for the three fiscal years ended December 31, 2001:

      Year Ended December 31, 2001

      On March 27, 2001, in connection with the Company's acquisition of Yazam.com, Inc., the Company issued 27,374 shares of Series F Preferred Stock, which are convertible into 27,374,000 shares of the Company's Common Stock, and warrants to purchase 8,000,000 shares of Company Common Stock.

      During 2001, the Company issued 6,512,137 shares of common stock pursuant to subscriptions during 2000 and 2001 to purchase mandatorily convertible preferred stock with conversion prices of $0.76 and $0.21 per common share. USV Partners, LLP ("USV Partners") an affiliate of the CEO of the Company, purchased 1,857,990 shares of common stock in this offering for cash of $394,800.

      During late 2001, the Company issued 335 shares of Series G Convertible Junior Preferred Stock for net cash proceeds of $335,000 to various accredited investors. The outstanding Series G Preferred Stock is convertible into 2,233,333 shares of the Company's Common Stock. Subsequent to December 31, 2001, the Company issued an additional 1,921.6 Shares of Series G Preferred Stock for net proceeds of $1,921,600, which is convertible into 12,810,667 shares of the Company's Common Stock. Greg Earls, the CEO of the Company, purchased 1,000.5 shares of Series G Stock for $1,000,500.

      Year Ended December 31, 2000

      On April 12, 2000, the Company received funds for 4,534 shares of Series C Stock for an aggregate of $4,534,000. Net of issuance costs of $196,806, proceeds of the offering were $4,337,914. The Series C Stock converted into an aggregate of 3,126,895 shares of Common Stock in August 2001. Of these shares, USV Partners purchased 2,750 shares for $2,750,000.

      On April 12, 2000, the Company raised $1,250,000 through the sale of 125,000 shares of Series A Preferred Stock, which are convertible into 10,245,900 shares of Common Stock to USV Partners. Upon the conversion of all Series A Preferred Stock held by USV Partners in November 2001, USV received 39,641,011 shares of Common Stock.

      During the fiscal year ended December 31, 2000, the Company received a total of approximately $5,784,000 in connection with the private placement of Series A Preferred Stock and Series C Preferred Stock.

      In April 2000 in conjunction with the E2Enet Acquisition, E2Enet's stockholders were issued shares of Series B Preferred Stock, which have a total liquidation preference aggregating $11,200,000. Upon their mandatory conversion in August 2001, these shares of Series B Preferred Stock were converted into approximately 56,000,000 shares of Common Stock.

      In December, 2000, the Company entered into an agreement with Buyline.net, Inc. ("Buyline"), one of the Company's associated companies, and Accenture whereby the Company issued to Accenture 1,552.5 shares of the Company's Series D Mandatorily Convertible Preferred Stock ("Series D Preferred"), in full satisfaction of amounts owed by Buyline to Accenture. The Series D Preferred were converted into 1,552,500 shares of Common Stock of the Company in August 2001.

      Year Ended December 31, 1999

       Commencing in July 1998, and continuing through May 1999, the Company received $5,000,000 under an agreement with USV Partners which provided that the Company would issue to USV Partners shares of its Series A Preferred Stock pursuant to Regulation "D" promulgated under the Securities Act of 1933 and warrants to purchase 500,000 shares of Common Stock. Of the $5,000,000, amounts received during 1999 and 1998 were $1,300,000 and $3,700,000, respectively. The shares of Series A Preferred Stock and the warrants were issued to USV Partners in May 1999. In November 1999, the terms of the Series A Preferred Stock were amended to cancel the right of the holders of the Series A Preferred Stock to receive an annual dividend and to change the conversion price for the Series A Preferred Stock to $0.122.

      Other Items

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

      During the years ended December 31, 2001 and 2000, the Company recognized a non-cash expense of approximately $4.6 million and $14.8 million, respectively, as a result of deemed beneficial conversion features of the Series F Preferred Stock issued in 2001 and the Series A, Series B and Series C Preferred Stock issued in 2000. The beneficial conversion amount was calculated for each respective preferred series as the excess of the market price of the Company's Common Stock on the measurement date over the conversion price of the respective preferred series multiplied by the number of the Company's common shares to be issued on conversion of each preferred series.

      The following table presents the dilution of the Company's Common Stock that will result upon the conversion of the Company's various convertible preferred shares that are outstanding at December 31, 2001:

      Common Stock outstanding at December 31, 2001............     137,339,868
      Conversion of Series A Preferred Stock...................      10,147,468
      Conversion of Series F Preferred Stock...................      27,374,000
      Conversion of Series G Preferred Stock...................       2,233,333
                                                                    -----------
                                                                    177,094,670*
                                                                    ===========

* Does not include shares that would be issuable upon exercise of stock options and warrants.

Item 6.     Management's Discussion and Analysis or Plan of Operation.

       The following Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth elsewhere in this form 10-KSB and the risks discussed in other SEC filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-KSB.

General

       We are a company actively engaged in technology and e-commerce through our ownership interests in our associated companies. As of December 31, 2001, we owned interests in 20 technology and e-commerce companies that we refer to as our associated companies. Although we refer to the companies in which we have acquired an equity ownership interest as our "associated companies", we do not act as an agent or legal representative for any of our associated companies, and we do not have the power or authority to legally bind any of our associated companies, and we do not have the types of liabilities in relation to our associated companies that a majority owner of a company would have.

Results of Operations

       The following table sets forth the Company's results of operations on a segment basis for the periods indicated:

                                                Years ended December 31,
                                                   2001         2000
                                                   ----         ----
Net Loss
  Parent Company............................... $(8,305,240)  $(17,686,011)
  Associated Companies.........................  (6,280,132)   (15,080,631)
  UST Industries, Inc..........................    (776,494)      (642,105)
  Discontinued Operations......................    (244,086)           --
                                                ------------  ------------
Total Net Loss................................. $(15,605,952) $(33,408,747)
                                                ============= =============

Parent Company Operations

       The parent company operations mainly consist of corporate administration, investment strategy management and capital raising activities. The discussion of the results of operations of the parent company segment is set forth below:

                                                Years ended December 31,
                                                   2001         2000
                                                   ----         ----
Revenues
  Consulting revenues.......................... $        --    $  21,000
                                                -----------     --------
Total revenues.................................          --       21,000
                                                -----------    ---------

Operating Costs and Expenses
  General and administrative expense...........   3,529,985    3,126,121
  Impairment of long-lived assets .............     113,041           --
                                                -----------    ---------
Total operating costs and expenses.............   3,643,026    3,126,121
                                                -----------    ---------
Loss from operations...........................  (3,643,026)  (3,105,121)
                                                ------------  ----------

Other Income (Expense)
  Interest, net................................     (65,451)       54,182
  Other, net...................................      (1,253)      122,617
                                                ------------   ----------
Net Loss.......................................  (3,709,730)   (2,928,361)
Deemed dividends...............................  (4,595,510)  (14,757,650)
                                                ------------ ------------
Net Loss Applicable to Common Shareholders..... $(8,305,240) $(17,686,011)
                                                ============  ============


       The Company recorded general and administrative expenses of approximately $3.5 million in 2001 as compared to approximately $3.1 million in 2000. The major components of the expense for the year ended December 31, 2001 were $1.8 million of legal and accounting expenses incurred in conjunction with the Company's acquisition of Yazam in March 2001 and other legal issues related to litigation and SEC compliance. During 2000, the Company relocated its corporate headquarters in Washington, DC. This was done to accommodate staff increases necessary to manage its associated companies, which were acquired during 2000 and 2001. Company management is committed to aggressively monitoring the performance of its associated companies to ensure that its return on investments is maximized and felt that the increased expenses were required to accomplish this goal.

       During the year ended December 31, 2001, the Company recognized an impairment of $113,041 related to the write-off of the remaining book value of certain furniture, fixtures, computer equipment and leasehold improvements. There was no comparable expense in the year ended December 31, 2000.

       During the years ended December 31, 2001 and 2000, the Company recognized a non-cash expense of $4,595,510 and $14,757,650, respectively, as a result of deemed beneficial conversion features of the Series A, Series B, Series C and

Series F Preferred Stock. The beneficial conversion amount was calculated for each respective preferred series as the excess of the market price of the Company's Common Stock on the measurement date over the conversion price of the Series A, Series B, Series C and Series F Preferred Stock times the number of the Company's common shares to be issued on conversion of each preferred series.

      At December 31, 2001, the Company had net operating loss carryforwards ("NOL's")of approximately $33,000,000 that expire in various years through 2017 and future tax benefits of approximately $24,000,000. These include NOL's and future benefits resulting from the acquisitions of E2E and Yazam. Under Section 382 of the Internal Revenue Code, a change in ownership, as defined, of over 50% of the holdings of the largest shareholders results in a limitation on the availability of NOL's. During the last several years there have been a number of changes in capital structure, one or more of which may have been a "Section 382 change of ownership". The analysis is complex and subject to review by the Internal Revenue Service. The future deductions from impairment losses would also be similarly limited. Accordingly, while management believes that approximately one half of the tax benefits indicated above are available to offset future taxable income, there is a Section 382 limitation.

Associated Company Operations

       The technology company operations consist of the results of associated companies accounted for by the consolidation, equity or cost method and the results of the former E2Enet and Yazam entities that manage the associated companies. The discussion of the results of operations of the technology company segment is set forth below:

                                                Years ended December 31,
                                                   2001         2000
                                                   ----         ----
Revenues
  Product sales................................ $        --     $      --
                                                -----------     ---------
Total revenues.................................          --            --
                                                -----------     ---------

Operating Costs and Expenses
  General and administrative expense...........   2,245,440      2,843,221
  Impairment of long-lived assets .............   3,989,736     12,304,800
                                                -----------     ----------
Total operating costs and expenses.............   6,235,176     15,148,021
                                                -----------    -----------
Loss from operations...........................  (6,235,176)   (15,148,021)
                                                ------------   -----------

Other Income (Expense)
  Interest, net................................      19,584            --
  Equity in loss of associated companies.......    (394,558)      (640,350)
  Other, net...................................     330,018            --
                                                -----------      ---------
Net loss before share of minority interest
 in loss of subsidiary.........................  (6,280,132)   (15,788,371)
Minority interest in loss of subsidiary........          --        707,740
                                                -----------   ------------
Net Loss....................................... $(6,280,132)  $(15,080,631)
                                                ============  =============

       During the year ended December 31, 2001, the Company recorded an expense of $3,989,736 resulting from the impairment of certain assets associated with the acquired portfolios of E2Enet and Yazam. The impairment included $870,000 on its investment in OneMade, $506,000 on its investment in PromiseMark, $427,000 on a write-down of the intangible intellectual property of Xi Software, $363,000 on a write-down on its notes to Selis, $355,000 on a write-off of its remaining investment in Portris due to its ceasing of operations and $1,469,000 due to a reduction of the estimated fair market value of the Company's investment in its remaining associated companies. During the year ended December 31, 2000, the Company recorded an expense of $12,304,800 resulting from the impairment of certain assets associated with E2Enet. The impairment included approximately; $3,014,400 due to the bankruptcy of Urban Box Office, $3,866,000 due to the 100% write-off of goodwill associated with the April 2000 acquisition of E2Enet, $1,817,000 due to the ceasing of Buyline's operations and $3,607,400 due to a reduction of the estimated fair market value of the Company's investment in its remaining associated companies.

       During the years ended December 31, 2000 and 2001, the Company recorded an expense of $394,558 and $640,350, respectively, representing the Company's share of the losses of certain associated companies acquired from E2Enet and

Yazam that are carried on the equity basis. Management does not expect to record continuing expenses during 2002 as all associated companies are now carried on the cost basis.

       During the year ended December 31, 2001, the Company recorded other income of $330,018, which was primarily related to a non-cash gain on the sale of its investment in Buyline in June 2001 of $640,700 offset by approximately $348,000 of expenses related to the write-off of Yazam-Israel assets and reserves for lease termination costs.

       During the year ended December 31, 2000, the Company recorded a reduction of $707,740 in its net loss due to the portion allocable to the minority ownership interest in the Company's consolidated subsidiary, Buyline. There was no comparable reduction of expense recorded during the year ended December 31, 2001 as the Company's interest in Buyline was sold in June 2001.

UST Industries Operations

       UST Industries operations consist of the manufacturing operators of the Company and its prison-based businesses. The discussion of the results of operations of the UST Industries segment is set forth below:

                                                 Years ended December 31,
                                                   2001         2000
                                                   ----         ----
Revenues
  Product sales................................ $ 2,246,766   $2,671,378
                                                -----------   ----------
Total revenues.................................   2,246,766    2,671,378
                                                -----------   ----------

Operating Costs and Expenses
  Cost of sales................................   2,295,517    2,902,444
  Selling expense..............................      56,792       66,354
  General and administrative expense...........     537,398      273,171
Impairment of long-lived assets ...............     147,169           --
                                                -----------    ---------
Total operating costs and expenses.............   3,036,876    3,241,969
                                                -----------    ---------
Loss from operations...........................    (790,110)    (570,591)
                                                ------------   ---------

Other Income (Expense)
  Interest, net................................          --     (19,799)
  Other, net...................................      13,616     (51,715)
                                                -----------   ----------
Net Loss....................................... $  (776,494)  $(642,105)
                                                ============  =========


       Sales of the Company's electronics manufacturing operations for 2001 were approximately $1,895,000 resulting in a decrease of 8.2 % compared to 2000. Management's efforts to increase sales further in 2001 were adversely effected by quality problems with existing electronics products, which reduced reorders for 2001 and impaired the ability to attract new customers. The quality problems, relating to training on manual electronic assembly operations have been corrected by more extensive supervision of new employees and increased emphasis on quality control. There were no significant changes in the customer mix in electronics manufacturing operations for 2001 versus 2000. Management continues to solicit new customers and encourage additional orders from existing customers and expects these efforts to be successful.

       Sales of the Company's furniture manufacturing operations for 2001 were approximately $352,000 resulting in a decrease of 32.6% compared to 2000. Management is attempting to locate new customers for its furniture manufacturing operations, however due to the specialized nature of the facilities manufacturing equipment, primarily for planning wooden products, the universe of potential customers is limited.

       Cost of sales, in the amount of $2,295,517, decreased as a percentage of net sales to 102% for the year ended December 31, 2001 from $2,902,444, which represented 109% of net sales, for the year ended December 31, 2000. The decrease in the cost of sales percentage is primarily due to Lockhart's change of customer mix resulting in the use of more customer supplied materials and consequently reducing cost of sales as a percent of sales.

       Gross margin as a percentage of net sales has increased from a negative 8.6% during 2000 to a negative 2.2% in 2001. While the Company still is experiencing negative gross margins on the manufacturing operations, improvements have been made in controlling labor and other overhead costs that have resulting in slight improvement in 2001. Management continues to solicit customers with products which have longer production runs, but frequently longer runs consist of smaller homogeneous circuit boards which go to facilities equipped for high speed processing versus the Company's facility which is better suited to larger circuit boards which require more hand assembly.

       Selling expenses in the amount of $56,792 representing 3% of net sales during the year ended December 31, 2001 compared to $66,354 representing 2% of net sales for the year ended December 31, 2000. The increase in the selling expenses percentage is primarily due to the increased use of outside commission sales personnel.

       General and administrative expenses totaled $537,398 for the year ended December 31, 2001 representing 24% of net sales, compared to $273,171 representing 10% of net sales for the year ended December 31, 2000. Included in general and administrative expense for the year ended December 31, 2001 were legal expenses and settlements of $122,000 related to certain litigation and the write-off of a bad debt of approximately $64,000.

       The Company recorded and impairment expense of $147,169 in the year ended December 31, 2001 mainly related to the write-off of fixed assets at its Utah and Lockhart facilities of approximately $97,000 and the write-off of obsolete inventory of approximately $50,000.

Liquidity and Capital Resources

        During the years ended December 31, 2001 and 2000, the Company experienced negative operating cash flows of $6,212,740 and $5,632,756, respectively. Negative cash flows from operations resulted principally from operating losses incurred during these years. The primary operating uses of cash during 2001 were to fund net losses of $10,766,356, net of non-cash items such as losses from impairment of assets of $4,249,946, depreciation of $227,320, and equity in the losses of associated companies of $394,558. Net cash used in 2001 operating activities was unfavorably impacted by a decrease in accrued expenses mainly related to the payment of $2,000,000 in April 2001 related to the E2Enet put agreement. The primary operating uses of cash during 2000 were to fund net losses of $18,651,097, net of non-cash items such as losses from impairment of assets of $12,304,800, depreciation of $1,750,927, non-cash expense of stock option issuance of $746,614, and equity in the losses of associated companies of $640,350. Net cash used in 2000 operating activities was unfavorably impacted by decreases of $703,979 and $ 1,057,661 in accounts payable and accrued expenses, respectively, and minority interest in losses of a subsidiary of $707,740.

       During the year ended December 31, 2001, cash provided by investing activities was $3,896,314 and was largely related to the $6,134,031 net cash acquired in the acquisition of Yazam and offset by $1,463,961 used for investments in associated companies and $993,771 for increases in notes receivable from associated companies. During the year ended December 31, 2000, investing activities used a net amount of $2,043,750, consisting primarily of investments of $972,339 in associated companies and increases in notes receivables from associated companies of $938,364.

      Cash provided by financing activities of $2,404,848 and $7,673,165 during 2001 and 2000, respectively, were primarily the net proceeds from the sale of preferred stock. During the year ended December 31, 2001, the Company raised $1,188,700 by the sale of additional shares of its Series E Preferred Stock and shares of its Series G Preferred Stock. During the year ended December 31, 2000, the Company raised $5,784,000 by the sale of $1,250,000 of additional shares of its Series A Preferred Stock to USV Partners and $4,534,000 of its newly created Series C Preferred Stock to accredited investors. Of the 4,534 shares of Series C Preferred issued, USV Partners purchased 2,725 shares for $2,725,000. The proceeds of these offerings were used primarily to finance additional investments in new and existing technology and Internet businesses the payment of costs incurred and liabilities assumed in connection with the E2Enet Acquisition and related business transactions and ongoing working capital needs. Additionally, the Company received loan proceeds of $22.0 million on a short-term note that was used to pay the cash portion of the Yazam acquisition consideration. The note was paid back out of the cash acquired in the Yazam acquisition.

       The Series F Stock issued in the Yazam Acquisition is convertible into 27,374,000 shares of Common Stock of the Company. In conjunction with agreements entered into by the Company and certain Series F stockholders, these stockholders may require the Company to repurchase their shares of Series F Stock on September 30, 2002 for $300 per share or a total of $5,383,719. The remaining Series F stockholders can require the Company to repurchase their shares of Series F Stock for a price per share of the average price of Company Common Stock as reported on the OTC BB (or other applicable nationally recognized market quotation system) for the 20 trading days prior to the date of the request multiplied by 1,000, but not less than $100 per share of Series F Stock (or $0.10 per common share) or a minimum of $942,827. Because of these repurchase options, the redemption value of of the Series F Convertible Preferred Stock will not be included in the Company's stockholders' equity.

       The Company cannot determine whether the holders of Series F Stock will require the repurchase or with certainty whether the average price per share will exceed $0.10 in these circumstances and therefore cannot with certainty estimate the maximum financial obligation to repurchase the Series F Convertible Preferred Stock. Currently, the Company is exploring several alternatives with regard to its obligations under the repurchase obligation including negotiating with Series F stockholders to amend or waive the repurchase obligation. However, if the Company is required to fund its obligation to repurchase Series F Stock, it may have to raise additional funds to do so and there can be no assurance that the Company will be able to raise such additional funds.

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

       Management expects that additional funds will be invested in new and existing associated companies during 2002. The Company is committed to providing adequate capital to UST's manufacturing operations to improve operations, increase sales and improve profitability. The sources of funds to cover these investments and to provide the Company's working capital will come from operations, sales of the Company's preferred stock and possible sale of investments in associated companies.

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

Critical Accounting Policies

      The Company carries its investments in associated companies at cost, as it does not believe that it has a significant degree of influence over its investees. The cost amounts are written down, where appropriate for impairment. The impairment analysis takes into account factors such as business plan development, analysis of financial and operating data, ability to attract additional investment capital, retention of key personnel, valuation of additional investments from other investors and other factors. Charges for impairment were approximately, $4,250,000 and $12,305,000 for the years ended December 31, 2001 and 2000, respectively.

Effect of Inflation

       Inflation has not had a material impact on the Company's operations.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133, which was effective for the first quarter of 2001, has not had a material impact on the Company's results of operations, financial position or cash flows.

      In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. The Company does not believe that the adoption of these pronouncements will have a material impact on its financial statements.

      FASB also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. SFAS No. 144 supersedes SFAS No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company believes that adopting these pronouncements on its financial statements will not have a material impact on its financial statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

       Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can generally be identified by use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. Current economic and business conditions have created a difficult environment in which to raise capital. The Company's ability to execute its business plan is, and its ability to continue as a going concern may be, dependant on its ability to raise capital. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in such forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

       This Form 10-KSB also contains forward-looking statements concerning acquisitions and investments, and prospects for acquisitions and investments. The Company cautions that the actual developments and results of the Company's acquisitions and investments may differ from its expectations. There can be no assurance that the conditions necessary to completing any acquisition, investment or related financing transaction will be satisfied, or that any such prospective event will occur. Additional investments by the Company or an unrelated person in any of the Company's associated companies provide no assurance that such associated company will succeed or that the Company's investments will be recovered or profitable. The Company's assets and operations, including results of operations, would be affected materially by the extent to which the Company and the Company's associated companies continue to have access to financing sources on reasonable terms in order to pursue its and their business plans, by the success or failure of the business plans of the Company, and the Company's associated companies, by economic conditions generally and particularly in the developing technology market, by competition and technological changes in the Company's and the Company's associated companies industries and businesses, and by the results of the Company's and the Company's associated companies operations if and when operating. In addition, the occurrence of any of the foregoing events or the failure of any of the foregoing events to occur would materially affect the Company's assets, operations and results of operations. See, "BUSINESS - Overview," "MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources," "REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS" and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 2.

Item 6a.    Quantitative and Qualitative Disclosures about Market Risk.

       Interest Rate Risk. The Company presently has no derivative financial instruments. However, the carrying value of other financial instruments, such as accounts receivable, notes receivable, accounts payable and notes payable approximate fair value because of their short-term nature. During the years ended December 31, 2001 and 2000, the Company had a line of credit whereby interest was based on the prime rate and exposed the Company to interest rate risk in the event that the prime rate increased and the Company had outstanding balances under the line of credit. The line of credit was retired as of June 30, 2001.

       Impairment Risk. At December 31, 2001, we held ownership interests in 20 associated companies that were not publicly traded. We assess the net realizable value of these associated companies on a regular basis to determine if we have incurred any other than temporary decline in the value of our investment. For the year ended December 31, 2001, we incurred approximately $4,250,000 in impairment charges, related mainly to our investment in associated companies. We may incur additional impairment charges in future periods.

       Foreign Exchange Risk. Because we have interests in companies that are domiciled outside the United States, we are subject to foreign currency risk. To the extent that we maintain deposits in any country outside the United States, we will be subject to changes in the relative values of the dollar and the currency of the associated company.

Item 7.     Financial Statements and Supplementary Data.

        The following Consolidated Financial Statements, and the related Notes thereto of U.S. Technologies Inc. and the Report of Independent Certified Public Accountants are set forth on pages F-1 through F-28 and are filed as a part of this Form 10-KSB.

Report of Independent Certified Public Accountant.......................... F-1
Consolidated Balance Sheets -- December 31, 2001 and December 31, 2000..... F-2
Consolidated Statements of Operations -- Years ended December 31, 2001 and
 December 31, 2000 ........................................................ F-4
Consolidated Statements of Stockholder's Equity -- Years ended December 31,
 2001 and December 31, 2000 ............................................... F-5
Consolidated Statements of Cash Flows -- Years ended December 31, 2001 and December 31, 2000 .................................................... F-10
Notes to Consolidated Financial Statements................................. F-12

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      a. Change in Certified Public Accountants

      The accounting firm BDO Seidman, L.L.P. ("BDO Seidman") was the Company's independent certified public accountant for the fiscal year ended December 31, 2000 and had served in that capacity since the year ended December 31, 1997. In a decision approved by the Audit Committee of the Company's Board of Directors, BDO Seidman was dismissed as the Company's independent public accountants on August 16, 2001. BDO Seidman's report on the Company's financial statements for the years ended December 31, 1999 and 2000 contained no adverse opinions or disclaimer of opinions, and was not qualified as to audit scope, accounting principles or uncertainties, except that BDO Seidman included an explanatory paragraph that discusses factors that raise substantial doubt about the Company's ability to continue as a going concern in its report on the Company's financial statements for the year ended December 31, 2000. During the years ended December 31, 1999 and 2000, and through August 16, 2001, the Company believes it had no disagreements with its independent certified public accountants on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company requested that BDO Seidman furnish it with a letter addressed to the Securities and Exchange Commission stating that they agree with the foregoing; and providing any appropriate disclosure pursuant to Regulation S-K, Item 304(a)(1)(v). On September 6, 2001, BDO Seidman provided the Company a letter, addressed to the Commission, stating that it agreed with the Company's statements except for certain internal control issues and provided the information required by the Commission's Regulation S-K, Item 304(a)(1)(v). The Company confirms that BDO Seidman advised it of the Item 304(a)(1)(v) information as so described in their letter. A copy of the BDO Seidman letter was attached to the Form 8-K/A as filed on August 16, 2001 and is incorporated by reference herein.

      b. New Independent Certified Public Accountants

      The accounting firm, Radin Glass & Co., LLP ("Radin, Glass"), was engaged for the purpose of reviewing, and reviewed, the Registrant's unaudited interim financial statements for the quarters ended June 30, 2001 and September 30, 2001, included in the Company's Form 10-Q's for the related periods. Radin, Glass performed the Company's post-acquisition audit of Yazam.com Inc. for the years ended December 31, 1999 and 2000 that were previously filed with the Commission. Radin, Glass was also engaged to be its independent public accountants to audit the Registrant's financial statements for the year ended December 31, 2001 and 2000.


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

       We incorporate by reference the information contained under the captions "Election of Directors ", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in our Definitive Proxy Statement relative to our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-KSB Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 10.    Executive Compensation.

       We incorporate by reference the information contained under the captions "Executive Compensation", "Compensation Tables" and "Other Forms of Compensation" in our Definitive Proxy Statement relative to our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-KSB Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

       We incorporate by reference the information contained under the captions "Security Ownership of Certain Beneficial Owners and Directors and Officers" in our Definitive Proxy Statement relative to our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-KSB Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.    Certain Relationships and Related Transactions.

       We incorporate by reference the information contained under the captions "Certain Relationships and Related Transactions" in our Definitive Proxy Statement relative to our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-KSB Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13.          Exhibits and Reports on Form 8-K.

(a)   Exhibits:

      The exhibits required by Item 601 of Regulation S-B are filed herewith. (See Index of Exhibits)

(b) Reports on Form 8-K filed during the last quarter of the year ended December 31, 2001:

(1) On September 6, 2001, the Company filed a Current Report on Form 8-K/A to report under Item 4 additional disclosure regarding changes to the Company's Certifying Accountant.

(2) On November 20, 2001, the Company filed a Current Report on Form 8-K to report under Item 4 the appointment of Radin, Glass & Co., LLP to be its independent public accountants.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2002.

                                                         U.S. TECHNOLOGIES INC.

                                                         By:/s/ GREGORY EARLS
                                                         ---------------------
                                                                Gregory Earls
                                                                Chairman and
                                                         Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of U.S. Technologies Inc. and in the capacities indicated.

        Signature                        Title                            Date

/s/  GREGORY EARLS      Chief Executive Officer and Director      April 15, 2002
------------------------
     Gregory Earls

/s/  ARTHUR J. MAXWELL                  Director                  April 15, 2002
------------------------
   Arthur J. Maxwell

/s/  GEORGE J. MITCHELL                 Director                  April 15, 2002
------------------------
     George J. Mitchell

/s/  JAMES V. WARREN                   Director                   April 15, 2002
------------------------
     James V. Warren

/s/  WILLIAM H. WEBSTER                 Director                  April 15, 2002
------------------------
     William H. Webster

/s/  MICHAEL R. SKOFF              Chief Financial Officer        April 15, 2002
------------------------
     Michael R. Skoff           Principal Accounting Officer





                             *By: /s/ GREGORY EARLS
                              ---------------------
                                  Gregory Earls
                                Attorney-in-fact

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
U.S. Technologies Inc.
Washington, D.C.

We have audited the accompanying consolidated balance sheets of U.S. Technologies Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (capital deficit), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Technologies Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital and net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Radin, Glass & Co., LLP
Certified Public Accountants


New York, NY
April 10, 2002

                             U.S. TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

December 31,                                                 2001         2000
------------                                                 ----         ----

ASSETS
Current Assets
  Cash..................................................  $ 94,532     $  6,110
  Trade accounts receivable, net of reserves of
   $77,621 and $158,000.................................   132,909      401,253
  Inventory, net .......................................   137,155      169,834
  Subsidiary held for sale (Note 16)....................   420,000           --
  Prepaid expenses......................................     3,777       81,848
                                                          --------     --------
Total current assets....................................   788,373      659,045

PROPERTY AND EQUIPMENT, net of accumulated depreciation    342,230      656,820
INVESTMENTS IN ASSOCIATED COMPANIES (Notes 3 and 4 ).... 2,830,519    3,434,217
NOTES RECEIVABLE .......................................   252,406       90,000
OTHER...................................................   386,859          450
                                                          --------     --------
Total assets............................................$4,600,387   $4,840,532
                                                        ==========   ==========

CURRENT LIABILITIES AND CAPITAL DEFICIT
Current Liabilities
  Accounts payable......................................$2,507,287   $1,715,586
  Accrued expenses......................................   604,868      290,985
  Series F Preferred - Redemption Value (Note 10)....... 5,383,719           --
  Due to Yazam Shareholders............................. 1,236,345           --
  Obligation under put option assumed in conjunction
   with E2E acquisition.................................        --    2,000,010
  Line of credit .......................................        --      197,392
  Notes payable - related parties....................... 1,507,210       21,300
  Notes payable ........................................     5,120      664,561
                                                          --------     --------
Total current liabilities...............................11,244,549    4,889,834
NOTES PAYABLE AND CAPITAL LEASE OBLIGATION, less
 current portion........................................        --           --
                                                        ----------    ---------
Total liabilities.......................................11,244,549     4,889,834
                                                        ----------    ---------

SERIES F PREFERRED - Redemption Value (Note 10).........   942,827           --

COMMITMENTS AND CONTINGENCIES (Notes 2 and 15)

                             U.S. TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

December 31,                                                2001         2000
------------                                                ----         ----

CAPITAL DEFICIT (Note 10)
  Series A convertible preferred stock; votes as if
   converted to common stock; $0.02 par value;
   1,000,000 shares authorized; 123,860 and 625,000
   issued and outstanding............................    1,238,600    6,250,000
  Series B mandatory convertible preferred stock;
   votes as if converted to common stock on certain
   issues; $0.02 par value; 0 and 112,000 shares
   authorized, issued and outstanding................           --   11,200,000
  Series C mandatory convertible preferred stock;
   votes as if converted to common stock on certain
   issues; $0.02 par value; 8,750 shares authorized;
   0 and 4,534 shares issued and outstanding.........           --    4,337,914
  Series D mandatorily convertible preferred stock;
   votes as if converted to common stock on certain
   issues; $0.02 par value; 2,000 shares authorized;
   0 and 1,552.5 shares issued and outstanding.......           --      170,775
  Mandatorily convertible preferred stock issuable;
   10,000 shares authorized; none issued and outstanding        --    1,199,200
  Series F convertible preferred stock; $0.02 par
   value, 27,234 shares authorized; 27,234 and 0 shares
   issued and outstanding............................     1,387,244          --
  Series G convertible junior preferred stock; $0.02
   par value, 5,000 shares authorized; 335 and 0 shares
   issued and outstanding............................       335,000          --
  Common stock; $.02 par value; 500,000,000 shares
   authorized; 137,339,868 and 29,610,786 shares
   issued and outstanding............................     2,746,798     592,216
  Additional paid-in capital.........................    53,712,235  27,601,507
  Accumulated deficit................................   (67,006,866)(51,400,914)
                                                        ----------- -----------
Total capital deficit................................    (7,586,989)    (49,302)
                                                        ----------- -----------

Total liabilities and capital deficit................    $4,600,387  $4,840,532
                                                        =========== ===========


            See accompanying notes to consolidated financial statements.

                             U.S. TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,                                   2001          2000
------------------------                                   ----          ----

Revenues
  Product sales................................        $2,246,766    $2,671,378
  Consulting revenues..........................                --        21,000
                                                        ---------    ----------
Total revenues.................................         2,246,766     2,692,378
                                                        ---------     ---------

Operating Costs and Expenses
  Cost of sales................................         2,295,517     2,902,444
  Selling expense..............................            56,792        66,354
  General and administrative expense, including
   non-cash compensation expense of $15,864 and
   $746,614....................................         6,312,823     6,242,513
  Impairment of long-lived assets..............         4,249,946    12,304,800
                                                       ----------    ----------
Total operating costs and expenses.............        12,915,078    21,516,111
                                                       ----------    ----------
Loss from operations...........................       (10,668,312)  (18,823,733)
                                                      -----------   -----------

Other Income (Expense)
  Interest, net................................          (45,867)        34,383
  Equity in loss of associated companies.......         (394,558)      (640,350)
  Other, net...................................         (348,558)        70,863
  Gain on sale of subsidiary...................          690,472             --
                                                       ---------      ---------

Net loss from continuing operations before minority
  interest in loss of subsidiary...............      (10,766,356)   (19,358,837)
  Minority interest in loss of subsidiary......               --        707,740
                                                     -----------   ------------
Net loss from continuing operations before deemed
   dividends...................................      (10,766,356)   (18,651,097)
  Deemed dividends.............................       (4,595,510)   (14,757,650)
                                                     -----------   ------------
Net loss from continuing operations............      (15,361,866)   (33,408,747)

Discontinued operations (Note 16(b)):
  Loss from operations of discontinued subsidiary       (175,804)            --
  Loss on disposal of subsidiary...............          (68,282)            --
                                                    ------------   ------------
Net Loss.......................................     $(15,605,952)  $(33,408,747)
                                                    ============   ============

Basic and diluted loss per common share:
  Net loss from continuing operations..........           $(0.28)        $(1.14)
  Loss from operations of discontinued subsidiary             --             --
  Loss on disposal of subsidiary...............               --             --
                                                          ------         ------
  Net loss.....................................           $(0.28)        $(1.14)
                                                          ======         ======

Weighted average common shares outstanding.....       56,199,140     29,408,063


            See accompanying notes to consolidated financial statements.

                             U.S. TECHNOLOGIES INC.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)


                                                                       Series B
                                                         Series A    Mandatorily
                                         Shares         Convertible  Convertible
                                   Common     Treasury   Preferred     Preferred
                                   Stock        Stock       Stock        Stock
                                   -----       -------   ----------   ----------
BALANCE, DECEMBER 31, 1999...... 29,195,278   (400,000)   $5,000,000  $      --
  Stock issuances related to
   exercise of options and
   warrants and stock issued in
   connection with the
    Buyline acquisition..........   815,508         --           --          --
  Retirement of treasury stock...  (400,000)   400,000           --          --
  Issuance of Series A and C
   Preferred Stock for cash
   Series B Preferred Stock
   in connection with the E2E
   acquisition and related deemed
   dividends.....................        --         --    1,250,000  11,200,000
  Issuance of Series D preferred
   stock to settle liability of a
   subsidiary....................        --         --           --          --
  Proceeds from convertible
   preferred stock issuable......        --         --           --          --
  Compensatory stock option grants       --         --           --          --
  Net loss.......................        --         --           --          --
                                 ----------  ---------   ----------  ----------
BALANCE, DECEMBER 31, 2000...... 29,610,786         --    6,250,000  11,200,000
  Issuance of Convertible
   Preferred Series G for cash..         --         --           --          --
  Proceeds from convertible
   preferred stock issuable.....         --         --           --          --
  Issuance of Series F in
   connection with the Yazam
   acquisition and related deemed
   dividends....................         --         --           --          --
  Issuance of common stock upon
   conversion of Preferred Stock 108,250,309        --   (5,011,400)(11,200,200)
  Issuance on exercise of
   warrants.....................       2,773        --           --          --
  Cancellation on non-payment
   of subscription..............    (524,000)       --           --          --
  Compensatory stock option
   grants.......................          --        --           --          --
  Series F redemption
   adjustment...................          --        --           --          --
  Net loss......................          --        --           --          --
                                  ---------- ---------   ----------  ----------
BALANCE, DECEMBER 31, 2001...... 137,339,868 $      --  $ 1,238,600  $       --
                                 =========== =========  ===========  ==========

                             U.S. TECHNOLOGIES INC.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)


                                  Series C   Series D     Series A
                                Mandatorily Mandatorily  Convertible Convertible
                                Convertible Convertible   Preferred    Preferred
                                 Preferred   Preferred       Stock       Stock
                                    Stock       Stock       Issuable    Issuable
                                 ---------- -----------   ----------    --------
BALANCE, DECEMBER 31, 1999...... $      --    $     --    $  289,703  $      --
  Stock issuances related to
   exercise of options and
   warrants and stock issued in
   connection with the Buyline
   acquisition                          --          --           --          --
  Retirement of treasury stock..        --          --           --          --
  Issuance of Series A and C
   Preferred Stock for cash
   Series B Preferred Stock in
   connection with the E2E
   acquisition and related
   deemed dividends              4,337,914          --     (289,703)         --
  Issuance of Series D
   preferred stock to settle
   liability of a subsidiary            --     170,775           --          --
  Proceeds from convertible
   preferred stock issuable             --          --           --   1,199,200
  Compensatory stock option
   grants.....................          --          --           --          --
  Net loss....................          --          --           --          --
                                ----------   ---------   ----------   ---------
BALANCE, DECEMBER 31, 2000....  4,337,914      170,775           --   1,199,200
  Issuance of Convertible
   Preferred Series G for cash.        --         --             --          --
  Proceeds from convertible
   preferred stock issuable....        --         --             --     853,700
  Issuance of Series F in
   connection with the Yazam
   acquisition and related
   deemed dividends............        --         --             --          --
  Issuance of common stock
   upon conversion of
   Preferred Stock.............(4,337,914)  (170,775)            --  (2,052,900)
  Issuance on exercise of
   warrants....................        --         --             --          --
  Cancellation on non-payment
   of subscription............         --         --             --          --
  Compensatory stock option
   grants.......................       --         --             --          --
  Series F redemption
   adjustment...................       --         --             --          --
  Net loss....................         --         --             --          --
                               ----------  ---------     ----------  ----------
BALANCE, DECEMBER 31, 2001.... $       --  $      --     $       --  $       --
                               ==========  =========     ==========  ==========

                             U.S. TECHNOLOGIES INC.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)


                                                 Series F         Series G
                                               Convertible       Convertible
                                                Preferred         Preferred
                                                  Stock             Stock
                                                ---------         ---------

BALANCE, DECEMBER 31, 1999..................  $       --         $      --
  Stock issuances related to exercise of
   options and warrants and stock issued in
   connection with the Buyline acquisition            --                --
  Retirement of treasury stock..............          --                --
  Issuance of Series A and C Preferred Stock
   for cash Series B Preferred Stock
   in connection with the E2E acquisition
   and related deemed dividends..............         --                --
  Issuance of Series D preferred stock
    to settle liability of a subsidiary......         --                --
  Proceeds from convertible preferred stock
   issuable...................................        --                --
  Compensatory stock option grants............        --                --
  Net loss....................................        --                --
                                                  ------          --------
BALANCE, DECEMBER 31, 2000....................        --                --
  Issuance of Convertible Preferred Series
   G for cash.................................        --           335,000
  Proceeds from convertible preferred stock
   issuable...................................        --                --
  Issuance of Series F in connection with
   the Yazam acquisition and related deemed
   dividend...................................  7,713,790               --
  Issuance of common stock upon conversion
    of Preferred Stock........................                          --
  Issuance on exercise of warrants............         --               --
  Cancellation on non-payment of subscription.         --               --
  Compensatory stock option
   grants.....................................         --               --
  Series F redemption
   adjustment..................................(6,326,546)              --
  Net loss.....................................        --               --
                                                ---------        ----------
BALANCE, DECEMBER 31, 2001.....................$1,387,244        $  335,000
                                               ==========        ==========

                             U.S. TECHNOLOGIES INC.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

                                  Common    Treasury    Paid-in     Accumulated
                                  Stock      Stock      Capital       Deficit
                                  -----      -----      -------       -------
BALANCE, DECEMBER 31, 1999.... $ 583,906  $ (227,684) $12,125,450  $(17,992,167)
  Stock issuances related to
   exercise of options and
   warrants and stock
   issued in connection with
   the Buyline acquisition.....   16,310          --      191,477            --
  Retirement of treasury stock.   (8,000)    227,684     (219,684)           --
  Issuance of Series A and C
   Preferred Stock for cash
   Series B Preferred Stock
   in connection with the E2E
   acquisition and related
   deemed dividends............       --          --   14,757,650   (14,757,650)
  Issuance of Series D preferred
   stock to settle liability of
   a subsidiary................       --          --           --            --
  Proceeds from convertible
   preferred stock issuable....       --          --           --            --
  Compensatory stock option
   grants......................       --          --      746,614            --
  Net loss.....................       --          --           --   (18,651,097)
                               ---------  ----------   ----------   -----------
BALANCE, DECEMBER 31, 2000.....  592,216          --   27,601,507   (51,400,914)
  Issuance of Convertible
  Preferred Series G for cash..       --          --           --            --
  Proceeds from convertible
   preferred stock issuable           --          --           --            --
  Issuance of Series F in
   connection with the Yazam
   acquisition and related
   deemed dividends............       --          --    4,595,510    (4,595,510)
  Issuance of common stock upon
   conversion of Preferred
   Stock...................... 2,165,006          --   20,607,983            --
  Issuance on exercise of
   warrants...................        55          --      880,887            --
  Cancellation on non-payment
   of subscription............   (10,480)         --       10,480            --
  Compensatory stock option
   grants.....................        --          --       15,869            --
  Series F redemption
   adjustment.................        --          --           --            --
  Net loss....................        --          --           --   (11,010,442)
                              ----------   ---------   ----------  ------------
BALANCE, DECEMBER 31, 2001....$2,746,798   $      --  $53,712,235  $(67,006,866)
                              ==========   =========  ===========  ============

                             U.S. TECHNOLOGIES INC.

          CONSOLIDATED STATEMENTS OFSTOCKHOLDERS' EQUITY (CAPITAL DEFICIT)


                                                                    Total
                                                                    -----
BALANCE, DECEMBER 31, 1999...............................       $  (220,792)
  Stock issuances related to exercise of options and
   warrants and stock issued in connection with the
   Buyline acquisition...................................           207,787
  Retirement of treasury stock...........................           --
  Issuance of Series A and C Preferred Stock for cash
   Series B Preferred Stock in connection with the E2E
   acquisition and related deemed dividends..............        16,498,211
  Issuance of Series D preferred stock to settle
   liability of a subsidiary.............................           170,775
  Proceeds from convertible preferred stock issuable.....         1,199,200
  Compensatory stock option grants.......................           746,614
  Net loss...............................................       (18,651,097)
                                                                -----------
BALANCE, DECEMBER 31, 2000...............................           (49,302)
  Issuance of Convertible Preferred Series G for cash....           335,000
  Proceeds from convertible preferred stock issuable.....           853,700
  Issuance of Series F in connection with the Yazam
   acquisition and related deemed dividends..............         7,713,790
  Issuance of common stock upon conversion
    of Preferred Stock...................................                --
  Issuance on exercise of warrants.......................           880,942
  Cancellation on non-payment of subscription............                --
  Compensatory stock option grants.......................            15,869
  Series F redemption adjustment.........................        (6,326,546)
  Net loss...............................................       (11,010,442)
                                                                -----------
BALANCE, DECEMBER 31, 2001...............................      $ (7,586,989)
                  === =====                                    ============

            See accompanying notes to consolidated financial statements.

                           U.S. TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




Years ended December 31,                              2001            2000
------------------------                              ----            ----

OPERATING ACTIVITIES
  Net loss...................................... $(10,766,356)   $(18,651,097)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Net loss from activities of subsidiary held
     for sale...................................     (244,086)             --
    Gain on sale of subsidiary..................     (640,696)             --
  Depreciation and amortization.................      227,320       1,750,927
    Equity in losses of associated companies....      394,558         640,350
    Loss (gain) on disposal of assets...........           --          42,706
    Loss on settlement of note receivable.......           --          76,726
    Impairment of long-lived assets.............    4,249,946      12,304,800
    Minority interest in loss of subsidiary.....           --        (707,740)
    Inventory valuation allowance...............           --          80,000
    Provision for bad debts.....................           --         158,000
    Issuance of stock options...................       15,864         746,614
    Changes in operating assets and liabilities,
     net of effects of
      acquisitions:
      Receivables...............................      268,344        (363,964)
      Inventory.................................       32,679          10,741
      Prepaid expenses..........................       78,071          40,796
      Other assets..............................     (170,303)             25
      Accounts payable..........................      791,701        (703,979)
      Accrued expenses..........................    1,550,228      (3,057,671)
      Obligation under put option assumed in
       conjunction with E2E acquisition.........   (2,000,010)      2,000,010
                                                  -----------       ---------
Net cash used in operating activities...........   (6,212,740)     (5,632,756)
                                                  -----------      ----------

INVESTING ACTIVITIES
  Net proceeds from disposal of assets..........      282,936              --
  Investments in affiliates.....................   (1,463,961)       (972,339)
  Cash advances on notes receivable.............     (993,771)       (938,364)
  Capital expenditures..........................      (42,055)       (210,861)
  Net cash acquired in (paid for) acquisitions..    6,113,165          77,814
                                                    ---------      ----------
Net cash provide by (used in) investing
 activities.....................................    3,896,314      (2,043,750)
                                                  -----------      ----------

FINANCING ACTIVITIES
  Proceeds from convertible preferred stock
   issued or issuable...........................    1,188,700        6,497,411
  Investments by minority interests.............           --          707,740
  Issuance of common stock......................           --          167,523
  Net borrowings under line of credit...........     (197,392)         197,392
  Net proceeds from notes payable-related parties   1,485,910               --
  Proceeds from issuance of notes payable.......   22,000,000          151,673
  Principal payments on notes payable...........  (22,072,370)         (48,574)
                                                 ------------       ----------
Net cash (used in) provided by financing
 activities.....................................    2,404,848        7,673,165
                                                    ---------      -----------

Increase (decrease) in cash.....................       88,422           (3,341)
CASH, beginning of period.......................        6,110            9,451
                                                  -----------        ---------
CASH, end of period.............................  $    94,532        $   6,110
                                                  ===========        =========

                             U.S. TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended December 31,                                 2001         2000
------------------------                                 ----         ----
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest.........  $   83,058       $17,000
  Cash paid during the year for taxes............          --            --

Supplemental schedule of non-cash investing
  and financing activities:
  Conversion of notes receivable into investments
   in Associated Companies........................    555,000       771,638
  Conversion of note receivable acquired in E2E
    acquisition to investment in Associated
    Companies.....................................         --       747,500
  Note payable issued for payment of the premium
   of an insurance policy.........................         --        85,000
  Common stock issued in conjunction with Buyline
   acquisition                                             --        40,264
  Series B mandatorily convertible preferred stock
    issued in conjunction with E2E acquisition...          --    11,200,000
  Series D mandatorily convertible preferred stock
    issued to settle the liability of a subsidiary         --       170,775
  Series F convertible preferred stock issued in
   conjunction with Yazam acquisition.............  7,713,790            --
  Deemed dividends relative to Series A, B, C
   and F preferred stock                            4,595,510    14,757,650

On March 27, 2001, the Company exchanged 27,434 Shares of Series F convertible preferred stock for all the outstanding shares of Yazam (See Note 3). In conjunction with the acquisition, liabilities were assumed as follows:

       Fair value of assets acquired, including net cash
        acquired of $ 6,113,165...........................        $33,008,049
       Cash paid..........................................        (22,000,000)
       Warrants issued....................................           (880,000)
       Value of Series F convertible preferred shares
        issued............................................         (7,713,790)
       Acquisition costs..................................           (399,914)
                                                                  -----------
       Liabilities assumed................................        $ 2,014,345
                                                                  ===========

On April 12, 2000, the Company exchanged 112,000 shares of Series B mandatorily convertible preferred stock for all of the outstanding shares of E2E (See Note
3). In conjunction with the acquisition, liabilities were assumed as follows:

       Fair value of assets acquired.......................       $15,180,000
       Value of Series B mandatorily convertible preferred
        shares issued......................................       (11,200,000)
                                                                  -----------
       Liabilities assumed.................................       $ 3,980,000
                                                                  ===========

On April 26, 2000, the Company acquired a controlling interest in Buyline in exchange for conversion of existing notes and additional cash investment. Additionally, the Company acquired additional shares of Buyline from its founder in exchange for 23,008 shares of Company common stock. In conjunction with the acquisition, liabilities were assumed as follows:

       Fair value of net assets acquired, including net cash
        acquired of $77,814..................................     $2,400,000
       Notes receivable converted into Buyline equity........     (1,131,000)
       Value of Company common shares issued.................        (40,000)
                                                                 -----------
       Liabilities assumed...................................    $ 1,229,000
                                                                 ===========

            See accompanying notes to consolidated financial statements.

                             U.S. TECHNOLOGIES INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies

Description of the Company and Basis of Presentation

U.S. Technologies Inc. (the "Company" or "USXX") develops technology and emerging growth companies. USXX identifies companies with high growth potential to optimize their performance by deploying operational assistance, capital support, and industry expertise. The Company also performs labor and service intensive "outsourcing" work for Fortune 1000 and other select companies through its subsidiary. Currently, the work is performed by inmates in detention facilities located in Texas and California under the guidelines of a 1979 Federal Government Program known as the Prison Industry Enhancement program ("PIE"). The Company performs electronic and furniture assembly, manufacturing, enhancement, rework, packaging and sorting of products.

In April, 2000, the Company acquired E2Enet, Inc., ("E2E") formerly a privately held technology services company. In March 2001, the Company acquired Yazam.com, Inc. ("Yazam") which was engaged in seed stage funding to technology related start-ups. E2E and Yazam made early stage investments in development stage technology business ("Associated Companies"). Subsequent to the acquisitions of E2E and Yazam, the Company's focus is developing and operating a network of technology and related companies. The Company builds and develops Associated Companies by providing them with operational assistance, capital support, industry expertise and other business services.

The consolidated statements of operations, cash flows and changes in stockholders' equity include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated.

Accounting for Investments in Associated Companies

The various interests that the Company acquires in its Associated Companies are accounted for under three broad methods: consolidation, equity and cost method. The accounting method applied is generally determined based on the Company's voting interest in the Associated Company.

Consolidation - Associated Companies in which the Company owns more than 50% of the outstanding voting securities are accounted for under the consolidation method of accounting. Under this method, the subsidiary company's results are reflected within the Company's financial statements. All significant intercompany accounts and transactions are eliminated. Participation of other stockholders in the earnings or losses of the consolidated subsidiary is reflected as minority interest such that the Company's results of operations reflect only the Company's share of such earnings or losses.

Equity Method - Associated Companies over which the Company exercises significant influence are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to the investee company depends on several factors, including but not limited to: an ownership interest level of 20% to 50% in the voting securities of the associated company, active participation on the associated company's board of directors, approval of the associated company's operating and budgetary decisions, and other ownership rights which allow the Company to exercise significant control over the associated company. Under the equity method of accounting, an associated companies results of operations are not reflected within the Company's consolidated accounts, however, the Company's share of the earnings or losses of the associated company is reflected in the caption "equity in loss of investees" in the statement of operations.

Cost Method - Investments not accounted for under the consolidation or equity methods of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of the associated company is not included in the statement of operations. However, cost method impairment charges are recognized in the statement of operations if circumstances indicate a permanent impairment.

Effective January 1, 2001, the Company determined that all of its investments in associated companies, except for Portris, Inc., should be accounted for on the cost method. Management does not believe that it is able to exercise a significant degree of control and in no case owns more than 20% of the voting shares. The carrying values as of January 1, 2001 or the balances on the date of acquisition have been used as the cost as of those dates.

Asset Impairment

The Company evaluates quarterly the carrying value for financial statement purposes of its interests in, and advances to, each of its Associated Companies for impairment. These evaluations of impairment are based on achievement of business plan objectives and milestones of each Associated Company, the fair value of each ownership interest and advance relative to its carrying value, the financial condition and prospects of the associated company, and other relevant factors. For financial statement purposes, the fair value of the Company's ownership interests in, and advances to, privately held Associated Companies is generally determined based on the prices paid by third parties for ownership interests in the Associated Companies, to the extent third party ownership interests exist, or based on the achievement of business plan objectives and the milestones. As discussed in Notes 3 and 4, the Company recognized losses of $4,249,946 and $12,304,800 during the years ended December 31, 2001 and 2000, respectively, related to the impairment of its investments in Associated Companies and goodwill.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated lives:

                                                       Estimated Lives

       Equipment........................                 5-7 years
       Furniture and fixtures...........                   7 years
       Vehicles.........................                   3 years
       Leasehold Improvements...........      Lesser of 6 years or term of lease

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

Income Taxes

The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company provides a valuation allowance against its deferred tax assets to the extent that management estimates that it is "more likely than not" that such deferred tax assets will not realized. The Company's net operating loss carryforwards are subject to limitation based upon transactions occurring that resulted in a change in control as defined in the Internal Revenue Code.

Loss Per Share

The Company presents basic and diluted loss per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic loss per common share are based on the weighted average number of common shares outstanding during the period. Diluted loss per share include the dilutive effect of convertible preferred stock, stock options and warrants. However, for all periods presented diluted loss per share have not been presented because the impact of the assumed exercise of convertible preferred stock, stock options and warrants would have been anti-dilutive.

Stock Option Plans

As permitted by SFAS No. 123, Accounting for Stock Based Compensation, the Company accounts for stock options under the "intrinsic value method" in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133, which was effective for the first quarter of 2001, has not had a material impact on the Company's results of operations, financial position or cash flows.

In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. The Company does not believe that the adoption of these pronouncements will have a material impact on its financial statements.

FASB also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. SFAS No. 144 supersedes SFAS No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company believes that adopting these pronouncements on its financial statements will not have a material impact on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

2.     Going Concern

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant losses during each of the two years in the period ended December 31, 2001, and had working capital deficiencies at December 31, 2001 and 2000. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

On March 27, 2001, the Company acquired Yazam.com Inc. ("Yazam") (see Note 3). As a result of the acquisition of Yazam, the Company obtained approximately $6,100,000 in cash (and assumed liabilities of approximately $2,000,000), which was used to support the Company's working capital and investing requirements during 2001. In addition to the acquisition cost for Yazam, the Company selectively invested additional funds in those acquired companies of Yazam which were deemed to have the most potential to achieve their strategic business objectives. Any return may be realized through future cash flows from the acquired companies or through the sale of the acquired companies, once their business operations are properly developed.

The Company has entered into transactions with respect to certain shares of the Series F Preferred Stock modifying their respective rights (see Note 10). Subsequent to September 30, 2002, certain former Yazam shareholders have the right to put their shares of Series F Preferred Stock to the Company for a minimum amount that is approximately $5,384,000. Additionally, the Company still owes certain former shareholders of Yazam approximately $1,236,000 cash in consideration for their Yazam stock.

The Company's ability to support its business objectives is dependent upon its ability to raise capital, primarily through sales of convertible preferred stock and common stock. The Company's continued ability to access the capital markets may be dependant on its ability to generate cash flow from, positive earnings or realizing a return from the cash flow of, or sale of its interests in, one or more of its Associated Companies. Should the Company be unable to raise sufficient capital to meet its cash flow needs, the Company may be required to significantly curtail its operations and investing activities. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 15 for Commitments and Contingencies.

3.     Business Combinations

Acquisition of Yazam

On March 27, 2001, the Company acquired Yazam, a company previously providing seed-stage funding and business development services to emerging Internet and technology start-ups, for approximately $22 million in cash plus 27,374 shares of Series F Preferred Stock (which are convertible into 27,374,000 shares of USXX common stock) and warrants to purchase 8,000,000 shares of USXX stock for $0.34 per share. Based on the conversion terms of the Series F Preferred Stock and the market price of the Company's common stock on the date of issuance of the Series F Preferred Stock, the Company recognized the existence of a beneficial conversion feature in the amount of $4,595,510. This amount was recorded as a deemed dividend during the first quarter of 2001, resulting in an increase in the net loss applicable to common shareholders. This acquisition was accounted for as a purchase, and the results of operations of Yazam are included in the Company's consolidated results of operations from the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition:

Investments in associated companies...........................   $ 1,691,511
Cash acquired.................................................    28,513,049
Other assets..................................................     2,803,489
Accounts payable and accrued expenses.........................    (2,014,345)
                                                                ------------
                                                                 $30,993,704
                                                                 ===========

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

                                                            2001         2000
                                                            ----         ----

Revenues.............................................   $4,570,829   $6,949,885
Net loss applicable to common shareholders...........  (21,575,039) (72,568,320)
Basic and diluted net loss per common share..........  $    (0.38)  $    (2.47)

E2Enet, Inc. and Associated Companies

On April 12, 2000, the Company acquired all of the outstanding stock of E2E by merging E2E into a wholly owned subsidiary of the Company, U.S. Technologies Acquisition Sub, Inc., which subsequently changed its name to E2E net, Inc. As a result, upon the completion of the E2E acquisition, E2E became a wholly owned subsidiary of the Company. This transaction was accounted for as a purchase. The results of operations of E2E are included in the Company's consolidated financial statements from the date of acquisition.

In consideration for the exchange of their E2E shares, E2E's stockholders were issued 112,000 shares of Series B Mandatorily Convertible Preferred Stock, which have a stated liquidation preference aggregating approximately $11,200,000. The Company also assumed liabilities in the aggregate amount of approximately $3,980,000 in conjunction with the acquisition. The Company agreed, under the E2E Acquisition Agreement, to raise new capital funds at or prior to the closing of the E2E Acquisition. To raise these funds, the Company completed the private placement sale of $1,250,000 of additional shares of its Series A Convertible Preferred Stock (the "Series A Preferred Stock"), to USV Partners, and $4,337,914 of its Series C Mandatorily Convertible Preferred Stock ("Series C Preferred Stock"), to various accredited investors including USV Partners.

E2E had ownership interests ranging from 5.65% to 29.05% in six development stage technology companies at the time of the acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition:

Investments in associated companies............................   $ 8,953,000
Note receivable - Buyline......................................       748,000
Goodwill.......................................................     4,989,000
Other assets...................................................       490,000
Accounts payable and accrued expenses..........................    (1,980,000)
Accrued put obligation.........................................    (2,000,000)
                                                                  -----------
                                                                  $11,200,000
                                                                  ===========

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

The following unaudited pro-forma condensed consolidated financial data assume that the acquisition of E2E, as described above, occurred on January 1, 2000. This data has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                               2000
                                                               ----
Revenues................................................   $ 2,671,378
Net loss applicable to common shareholders..............   (34,443,024)
Basic and diluted net loss per common share.............         (1.17)

4.     Investments in Associated Companies and Impairment of Long-lived Assets

The following summarizes the carrying value of the Company's ownership interests in Associated Companies accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at December 31, 2001 and 2000.

                                                             2001        2000
                                                             ----        ----

Equity Method..........................................   $      --   $ 194,760
Cost Method............................................   2,830,519   3,239,457
                                                          ---------   ---------
                                                         $2,830,519  $3,434,217
                                                         ==========  ==========

The Company has restructured some of E2E's and Yazam's Associated Companies and provided these entities with additional working capital, investment or loans in the years ended December 31, 2001 and 2000 as described below.

On April 12, 2000, the Company closed an agreement with Promisemark to invest an additional $1,000,000 in Promisemark, another E2E Associated Company, for additional equity in the form of shares of Promisemark Series B Convertible Preferred Stock. In June, 2001, the Company invested an additional $500,000 for additional equity in the form of shares of Promisemark Series C Convertible Preferred Stock.

On October 16, 2000, the Company completed the acquisition of a 30.4% equity interest in Portris, Inc. ("Portris"). Portris is a software company that is developing an information management system that facilitates performance of interactive team oriented projects over the internet. Under the terms of the agreement, the Company received a 30.4% equity interest in Portris for an aggregate of $380,000, by canceling $250,000 of debt and providing additional cash to Portris. In May 2001, the Company invested an additional $555,000 in Portris that resulted in an increase in the Company's ownership interest to 42.0%. Additionally, the Company made advances to Portris in the form of secured promissory notes in an aggregate amount of $559,000 during 2001. In December 2001, the Company foreclosed on the assets of Portris and Portris ceased operations. The Company contributed the assets acquired from Portris to a new wholly owned entity named Xi Software, which is currently assessing the market potential for the assets.

E2E's initial investment in Buyline was increased so that Buyline became a controlled operating subsidiary on April 26, 2000, as a result of the Company acquiring 20,700,005 shares of Buyline's common stock. The Buyline shares were issued to the Company in exchange for (1) the conversion to Buyline's common stock of USXX's and E2E's existing loans to Buyline (including accrued interest), (2) acknowledgment of in-kind services already rendered by E2E, and
(3) approximately $1,000,000 cash invested by the Company. On April 26, 2000, the Company issued 23,008 shares of its common stock to Buyline's founder in exchange for 634,699 shares of Buyline's common stock. As a result of these transactions, the Company became the controlling shareholder of Buyline. In conjunction with certain executive resignations and other business plan execution issues, Buyline abandoned its software, ceased operations and stopped pursuing business opportunities on December 1, 2000.

On December 28, 2000, the Company and Buyline settled a liability of Buyline's through the issuance of equity securities. In settlement of a payable to a vendor for software consulting and other services, the Company issued 1,552.5 shares of Series D Mandatorily Convertible Preferred Stock and Buyline issued 2,589,794 shares of common stock to the vendor. The Company received from Buyline in consideration for their role in this transaction 5,025,819 additional shares of Buyline common stock. As of December 31, 2000, the Company's ownership percentage of Buyline was approximately 64%. During the year ended December 31, 2000, losses in the amount of $707,740 were allocated to Buyline's minority shareholders.

As a result of the events discussed above, management determined during the fourth quarter of 2000 that the recorded goodwill and certain other long-lived assets related to the Buyline operation was permanently impaired. The Company realized an impairment loss of approximately $1,817,000 which is included in the E2E segment during 2000. On June 30, 2001, the Company sold its investment in Buyline to a company controlled by the Chief Executive Officer (see Note 13).

On July 5, 2000, the Company completed the acquisition of approximately a 37% interest in WebMilestones.com, LLC ("WebMilestones"), an Internet services company that provided a site for publishing obituary notices that can be accessed through the Internet's World Wide Web. The Company invested $400,000 in WebMilestones, of which $100,000 was in the form of equity and $300,000 in a note. On December 27, 2000, all of the membership interests of WebMilestones were exchanged for membership interests in Final Arrangements, LLC ("Final Arrangements"), the largest publisher of online obituaries and a provider of software to manage funeral homes. The Company received a 0.1267% ownership interest in Final Arrangements in connection with this transaction.

On November 3, 2000, all of the common and preferred shares of MEI were exchanged for common stock of gomembers.com, Inc. ("gomembers"), a provider of software solutions for member-based organizations. The Company received a 0.47% ownership interest in gomembers in connection with this transaction.

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

In connection with the Company's ongoing evaluation of its Associated Companies, management determined that several of the Company's Associated Companies had suffered permanent declines in value and, accordingly, recorded a loss on impairment as detailed below. Such impairment analysis takes into account factors such as business plan development, analysis of financial and operational data, ability to attract additional investment capital, retention of key personnel, valuation of additional investments from other investors and other factors.

                                                               2001        2000
                                                               ----        ----

E2Enet goodwill.......................................   $      --   $3,866,000
Promisemark...........................................     506,500    1,457,500
Urban Box Office......................................          --    3,014,000
Xi Software...........................................     426,750           --
OneMade...............................................     870,000    1,602,500
Buyline...............................................          --    1,817,000
Portris...............................................     355,200           --
Selis investment and notes receivable.................     362,600           --
Soneta................................................     342,500           --
CoreMarkets...........................................     250,000           --
Other.................................................   1,136,396      547,800
                                                         ---------    ---------
                                                        $4,249,946  $12,304,800
                                                        ==========  ===========

5.     Inventories

At December 31, inventories consisted of the following:

                                                         2001        2000
                                                         ----        ----

Raw material.......................................   $ 105,542   $ 231,177
Work in progress...................................      24,193      18,272
Finished goods.....................................       7,420         385
                                                      ---------   ---------
                                                        137,155     249,834
Reserve for obsolescence...........................          --     (80,000)
                                                      ---------   ---------
                                                      $ 137,155   $ 169,834
                                                      =========   =========

The Company provided a reserve for obsolete raw materials of $80,000 during the year ended December 31, 2000. During the year ended December 31, 2001, the related inventory was written off and changed to the reserve.

6.    Property and Equipment

At December 31, property and equipment consisted of the following:

                                                            2001        2000
                                                            ----        ----

Equipment............................................   $1,646,257 $1,414,387
Furniture and fixtures...............................     150,911     502,614
Leasehold improvements...............................     168,550     213,331
                                                        ---------   ---------
                                                        1,965,718   2,130,332
Less accumulated depreciation........................  (1,623,488) (1,473,512)
                                                       ----------  ----------
                                                        $ 342,230  $  656,820
                                                        =========  ==========

Depreciation expense for the years ended December 31, 2001 and 2000 was $227,320 and $142,697, respectively.

7.     Note Receivable

Associated Companies
The Company had advances to Associated Companies of $ 252,406 and $90,000 on December 31, 2001 and 2000, respectively, that are classified as Notes Receivable. Such advances bear interest rates of 8% and are generally convertible into equity of the Associated Companies.

Sale of Subsidiaries - GWP
The Company sold GWP, a wholly owned subsidiary, to Kenneth H. Smith, the former President and Chief Executive Officer of the Company in February 1999. The total purchase price for GWP was approximately $2,451,000. A portion of the purchase price for GWP was paid in the form of a promissory note executed by Mr. Smith in the principal amount of $1,234,832. The principal amount of Mr. Smith's promissory note and any accrued unpaid interest were initially due and payable in full on February 15, 2002. Repayment of the promissory note was secured by Mr. Smith's pledge to the Company of his 3,000,000 shares of the Company's Common Stock.

On April 1, 1999, following a default under Mr. Smith's promissory note, the Company exercised its rights under the pledge agreement with Mr. Smith and sold the 3,000,000 shares pledged by Mr. Smith for a total sale price of $1,050,000. The aggregate sale price of $1,050,000, less the expenses associated with the sale, was applied in reduction of Mr. Smith's indebtedness to the Company. On April 15, 1999, the Company entered into a forbearance agreement with Mr. Smith pursuant to which the parties agreed the amount outstanding under the promissory note Mr. Smith executed in connection with the sale of GWP was equal to

$525,000. The promissory note has not been repaid. As of December 31, 2001 and 2000, the Company has recorded a valuation allowance equal to the amount outstanding.

8.     Notes Payable and Capital Lease Obligation

Notes payable and capital lease obligations consisted of the following at December 31:

                                                               2001        2000
                                                               ----        ----
Buyline.net, Inc. note payable, original principal
 $650,000 payable $18,000 per month, accelerated
 under certain conditions; interest accrues at
 Prime Rate; in payment default at December 31,
 2000. Collateralized by the Company's investment
 in Buyline...........................................   $     --   $ 587,071
Unsecured note payable to an insurance company payable
  in monthly installments of $7,793 plus interest at
  7.49% maturing in July 2001                                  --      52,889
Unsecured, non interest-bearing notes payable to
 related parties upon demand                            1,507,210      21,300
5% unsecured note payable; in default at December 31,
 2000; requiring an 18% default interest rate.........         --       8,745
Capital lease obligation, with monthly payments of
 $778 and imputed interest of 9%......................      5,120      15,856
                                                       ----------    --------
                                                        1,512,330     685,861
Less current maturities............................... (1,512,330)   (685,861)
                                                       ----------    --------
                                                       $       --   $      --
                                                       ==========   =========

The capital lease obligation is secured by certain equipment.

9.     Income Taxes

Provisions for federal and state income taxes consist of the following:

Years ending December 31,                          2001        2000
-------------------------                          ----        ----

Deferred
  Federal....................................   $(3,500,000)    $(6,040,000)
  State......................................      (600,000)     (1,066,000)
                                                  ---------     -----------
                                                 (4,100,000)     (7,106,000)

Change in deferred tax asset valuation allowance,
 including net of change due to acquisitions...   4,100,000       7,106,000
                                                -----------       ---------
                                                $        --     $        --
                                                ===========     ===========

The reconciliation of income tax computed at the United States federal statutory tax rate (34 percent) to income tax benefit is as follows:

                                                    2001             2000
                                                    ----             ----

Benefit at United States statutory rate......     $(3,854,000)   $(6,341,000)
State tax benefit............................        (453,000)      (746,000)
Permanent differences........................       1,524,000        (19,000)
Change in deferred tax asset valuation
 allowance, net of changes due to acquisitions .    2,783,000      7,106,000
                                                    ---------      ---------
                                                  $        --   $         --
                                                  ===========   ============

Significant components of the Company's deferred tax assets at December 31, 2001 and 2000 are as follows:

                                                            2001          2000
                                                            ----          ----
Deferred tax assets
   Current assets and liabilities....................  $       --     $ 295,000
   Impairment losses.................................   9,400,000     4,476,000
   Net operating loss carryforwards (Federal and
    state)...........................................  12,000,000     9,576,000
Valuation allowance.................................. (21,400,000)  (14,347,000)
                                                      -----------   -----------
                                                      $        --     $      --
                                                      ===========     =========

At December 31, 2001, the Company had net operating loss carryforwards ("NOL's")of approximately $33,000,000 that expire in various years through 2017 and future tax benefits of approximately $24,000,000. These include NOL's and future benefits resulting from the acquisitions of E2E and Yazam. Under Section 382 of the Internal Revenue Code, a change in ownership, as defined, of over 50% of the holdings of the largest shareholders results in a limitation on the availability of NOL's. During the last several years there have been a number of changes in capital structure, one or more of which may have been a "Section 382 change of ownership". The analysis is complex and subject to review by the Internal Revenue Service. The future deductions from impairment losses would also be similarly limited. Accordingly, while management believes that approximately one half of the tax benefits indicated above are available to offset future taxable income, there is a Section 382 limitation.

10.    Stockholders' Equity (Capital Deficit)

Common Stock and Loss Per Share

The Company had 500,000,000 authorized shares of $0.02 par value common stock and 10,000,000 authorized shares of $0.02 par value preferred stock at December 31, 2001.

Diluted loss per share data is not presented as convertible preferred stock, stock options and warrants which comprised common stock equivalents totaling 62,291,195, and 122,365,470 for the years ended December 31, 2001 and 2000, respectively, are anti-dilutive.

Warrants

In conjunction with issuance of $275,000 convertible debentures in January 1998, the Company granted the placement agent warrants to acquire 275,000 shares of Common Stock for $1. The warrants are exercisable for five years. During 2000, warrants to acquire 137,500 shares of Common Stock were exercised. At December 31, 2001, warrants to acquire 137,500 shares of Common Stock remain outstanding.

In conjunction with the acquisition of Yazam, the Company issued 8,000,000 warrants to purchase the Company's Common Stock at $0.34 per share for a period of four years. At December 31, 2001, a total of 7,997,227 warrants related to the Yazam acquisition remain outstanding.

Series A Convertible Preferred Stock

During 1998 and 1999, the Company received $5,000,000 under an agreement with USV Partners which provided that the Company would issue to USV Partners warrants to purchase 500,000 shares of Common Stock and 500,000 shares of its Series A Preferred Stock. On November 29, 1999, the terms of the Series A Preferred Stock were modified to cancel the right of the holders to receive an annual dividend and to change the conversion price to $0.122. The Company may not issue any stock with the same or senior preferences or priorities to this series without the consent of the majority of this series' shareholders.

On April 12, 2000, the Company sold an additional 125,000 shares of Series A Preferred Stock to USV Partners for $1,250,000. Based on the conversion terms of the Series A Preferred Stock and the market price of the Company's common stock on the date of issuance of the Series A Preferred Stock, the Company recognized the existence of a beneficial conversion feature in the amount of $1,250,000.

This amount was recorded as a non-cash deemed dividend during 2000, resulting in an increase in the net loss applicable to common shareholders.

Series B Mandatorily Convertible Preferred Stock

In conjunction with the acquisition of E2E, the Company issued 112,000 shares of $.02 par value Series B Mandatorily Convertible Preferred Stock ("Series B Preferred Stock") to former E2E stockholders. The Series B Preferred Stock has a stated liquidation preference upon dissolution aggregating approximately $11,200,000. Upon their mandatory conversion as described below, these shares of Series B Preferred Stock converted into 56,000,000 shares of Common Stock in August 2001. Based on the conversion terms of the Series B Preferred Stock and the market price of the Company's common stock on the date of issuance of the Series B Preferred Stock, the Company recognized the existence of a beneficial conversion feature in the amount of $11,200,000. This amount was recorded as a non-cash deemed dividend during 2000, resulting in an increase in the net loss applicable to common shareholders.

The Company may not issue any stock with the same or senior preferences or priorities to this series without the consent of the majority of this series' shareholders.

Series C Mandatorily Convertible Preferred Stock

On April 12, 2000, the Company sold 4,534 shares of its Series C Mandatorily Convertible Preferred Stock ("Series C Preferred Stock"), to accredited investors for net proceeds of $4,337,914. The Series C Preferred Stock converted into 3,129,900 shares of Common Stock at a conversion price per share of $1.45 in August 2001. Based on the conversion terms of the Series C Preferred Stock and the market price of the Company's common stock on the date of issuance of the Series C Preferred Stock, the Company recognized the existence of a beneficial conversion feature in the amount of $2,307,650. This amount was recorded as a non-cash deemed dividend during 2000, resulting in an increase in the net loss applicable to common shareholders.

Series D Mandatorily Convertible Preferred Stock

On December 28, 2000, the Company issued 1,552.5 shares of $.02 par value Series D Preferred Stock. All of the shares of Series D Preferred Stock were converted into 1,552,500 shares of Common Stock at $1.00 per share in August 2001.

Mandatorily Convertible Preferred Stock Issuable

During 2001 and 2000, the Company received $853,700 and $1,199,200, respectively, of cash for shares of a new class of preferred stock that was originally intended to be designated as the Series E Mandatorily Convertible Preferred Stock from a limited number of accredited investors. This class of Preferred Stock issuable was converted into Common Stock at conversion prices ranging from $0.21 to $0.76 per common share in lieu of the actual issuance of Series E Preferred.

Series F Redeemable Convertible Preferred Stock

In conjunction with the acquisition of Yazam, the Company issued 27,374 shares of $.02 par value Series F Convertible Preferred Stock ("Series F Preferred Stock") to former Yazam stockholders. The Series F Redeemable Preferred Stock has a stated liquidation preference aggregating approximately $6,000,000. Upon their conversion, these shares of Series F Preferred Stock will be converted into approximately 27,374,000 shares of Common Stock at $0.22 per share. Based on the conversion terms of the Series F Preferred Stock and the market price of the Company's common stock on the date of issuance of the Series F Preferred Stock, the Company recognized the existence of a beneficial conversion feature in the amount of $4,595,510. This amount is recorded as a non-cash deemed dividend during 2001, resulting in an increase in the net loss applicable to common shareholders.

Beginning on the second anniversary of the date of the first issuance of shares of Series F Preferred Stock, and for a period of 90 days thereafter, each holder of shares of Series F Preferred Stock shall have the right to require the Company to redeem such holder's shares at a purchase price of $100 per share (as adjusted for any combinations, consolidations, stock distributions or stock dividends or similar events with respect to such shares).

In July 2001, the Company entered into an agreement with a holder of 7,826 shares of Series F Preferred Stock. Under this agreement the holder waived its right to require the Company to repurchase its shares on or after September 1, 2001 and their redemption rights as stated in the certificate of designations if the Charter Amendment described below did not occur. The holder received in consideration the right to require the Company to repurchase its Series F Preferred Stock for $300 per share for a ninety-day period beginning on September 30, 2002. The Company also agreed to not purchase the Series F Preferred Stock held by a certain holder without prior written consent. The amount of the accretive dividend described above will change to reflect the higher redemption price but it will be recorded over a longer period reflecting the change in the earliest date before which the stock may be redeemed.

In July 2001, USV Partners agreed to purchase 10,119.77 shares of Series F Preferred Stock from a group of current holders of such stock. USV Partners then entered into an agreement with the Company and waived its right to require the Company to repurchase its shares on or after September 1, 2001 and their redemption rights as stated in the certificate of designations if the Charter Amendment described below did not occur. USV received in consideration the right to require the Company to repurchase its Series F Preferred Stock for $300 per share for a ninety-day period beginning on September 30, 2002. The amount of the accretive dividend described above will change to reflect the higher redemption price but it will be recorded over a longer period reflecting the change in the earliest date before which the stock may be redeemed.

In conjunction with the transactions described above with certain holders of Series F Preferred Stock, the minimum amount that the Company would need to pay to the former Yazam stockholders and USV Partners should this repurchase be required on or after September 30, 2002 is approximately $5,384,000. This amount isclassified as current liabilities on the consolidated balance sheet.

Series G  Convertible Junior Preferred Stock

During 2001, the Company received $335,000 of cash for shares of a new class of preferred stock that is designated as the Series G Convertible Junior Preferred Stock ("Series G Preferred Stock") from a limited number of accredited investors. The Series G Preferred Stock has liquidation preferences that are junior to the liquidation preferences available to the Series A Preferred Stock and the Series F Preferred Stock. The Series G Preferred Stock is convertible into Common Stock at a conversion price of $0.15 per common share. Subsequent to December 31, 2001, the Company received an additional $1,921,600 of cash from the sale of Series G Preferred Stock.

Registration Rights

The Company and certain holders of the Company's Series A Preferred Stock and the Series F Preferred Stock entered into an agreement regarding registration rights for the Common Stock into which they are to be converted. Collectively, the stockholders party to the agreement have the right to compel the Company to register their respective shares at the expense of the Company at certain times (no earlier than six months subsequent to conversion of such shares to Common Stock) and rights on other occasions to have such registration effected at the expense of the holders.

Preferred Stock Voting Rights

The terms of the Series A Preferred Stock and the Series F Preferred Stock permits them to vote as if the Series A Preferred Stock and Series F Preferred Stock were already converted to Common Stock.

Charter Amendment

The Company was obligated by the E2E and Yazam acquisitions to call a meeting of its stockholders for the purpose of amending the Company's Restated Certificate of Incorporation. The amendment (the "Charter Amendment"), which was passed in August 2001, increased the number of shares of Common Stock the Company is authorized to issue to an amount sufficient to permit the conversion to Common Stock of all of the Company's outstanding shares of all of its authorized and designated series of convertible preferred stock and any other outstanding securities or options, which are convertible into or otherwise permit the holder thereof to purchase or otherwise receive shares of Common Stock. Upon the acceptance of the Charter Amendment by the Secretary of State of the State of Delaware in August 2001, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock automatically converted into shares of Common Stock.

Stock Compensation Plans

During 1999, the Company created the U.S. Technologies Inc. 1999 Stock Option Plan to provide for the granting of incentive and nonqualified options to purchase the Company's Common Stock to selected officers, other key employees, directors and consultants. The option plan was amended in 2000 and 2001. General terms provide for a three or four year vesting with an exercise price equal to the market value of the Common Stock as of the grant date. The options expire three months after the employee's termination, or ten years from the date of grant. Subject to stockholder approval, the maximum number of shares that can be reserved under this plan as amended is 30,000,000.

In accordance with SFAS No. 123, the fair value for the Company's employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001 and 2000.

                                                               2001       2000
                                                               ----       ----

Risk-free interest rate.....................................    5.0%       6.5%
Dividend yield..............................................    0.0%       0.0%
Volatility factor...........................................   70.0%      70.0%
Weighted-average expected life (in years)...................    7.0        7.0

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                         2001           2000
                                                         ----           ----
Net loss applicable to common shareholders
   As reported...............................      $(15,605,952)   $(33,408,747)
   Pro forma.................................       (16,315,172)    (34,487,862)
Earnings per share
   As reported...............................          $  (0.28)       $  (1.14)
   Pro forma.................................             (0.29)          (1.18)

The grant date weighted-average fair value of options granted during 2001 was $0.28, all of which related to options issued at exercise prices equal to the market price of USXX stock on the respective grant dates. Compensation expense recognized during 2001 and 2000 related to the Company's option plans was $15,864 and $746,614, respectively, and is included in general and administrative expense.

A summary of stock option activity, and related information for the years 2001 and 2000 follows:

                                        Qualified Plans     Nonqualified Plans
                                        ---------------     ------------------
                                                 Weighted-             Weighted-
                                                  average               average
                                                  exercise             exercise
                                       Options      price     Options    price
                                       -------    --------    -------   -------
Outstanding at December 31, 1999...   1,512,400   $  0.15   1,975,000   $  0.12
  Granted..........................          --        --   6,961,667      1.17
  Exercised........................    (530,000)     0.13    (125,000)     0.13
  Forfeited or canceled............     (17,400)     0.59    (700,000)     1.16
                                     -----------   -------  ----------  -------
Outstanding at December 31, 2000...     965,000      0.16   8,111,667      0.92
  Granted..........................          --        --   8,865,000
0.28Exercised......................          --        --          --        --
  Forfeited or canceled............          --        --  (4,040,000)     0.52
                                    -----------   -------  -----------  -------
Outstanding at December 31, 2001...     965,000   $  0.16  12,936,667   $  0.62
                                    ===========   =======  ==========   =======

Options exercisable at:
  December 31, 2000................     965,000   $  0.16   2,005,000   $  0.63
  December 31, 2001................     965,000      0.16   3,270,834      0.70

During 2000, the Company modified options to purchase an aggregate of 750,000 shares held by two employees to accelerate vesting. These options had no intrinsic value as of the date of the modification, therefore, no expense was recognized as a result of this modification. Variable accounting will not be applied prospectively for these options.


                              Options Outstanding           Options Exercisable
                              -------------------           -------------------
                                   Weighted
                       Number       Average   Weighted      Number      Weighted
                   Outstanding at  Remaining   Average    Exercisable    Average
    Range of        December 31,  Contractual Exercise   December 31,   Exercise
 Exercise Prices        2001         Life       Price        2001         Price
 ---------------        ----         ----       -----        ----         -----

  $0.12 - $0.13      2,405,000       7.87      $0.12      2,405,000      $ 0.12
    0.27 - 0.28      6,595,000       8.81       0.28         12,500        0.27
    0.50 - 0.56         80,000       2.23       0.52         80,000        0.52
    0.76 - 0.98      2,221,667       7.57       0.89        871,667        0.89
    1.34 - 1.56      2,600,000       8.41       1.52        866,667        1.52
                   -----------     ------     ------      ---------      ------
                    13,901,667       8.08     $ 0.62      4,235,834      $ 0.70
                   ===========     ======     ======      =========      ======

11.    Operating Leases

The Company and its subsidiaries lease their operating facilities under non-cancelable leases that expire through 2010. The Company is also obligated under several other operating leases for various vehicles and office equipment.

Future minimum rentals due under non-cancellable operating leases are as follows:

            Year                                                    Amount

            2002...............................................   $  570,406
            2003...............................................      570,406
            2004...............................................      583,806
            2005...............................................      268,338
            Thereafter.........................................    1,386,900
                                                                  ----------
                                                                  $3,379,856
                                                                  ==========

Rental expense for the years ended December 31, 2001 and 2000 was approximately $796,000, and $213,000, respectively.

Of the above lease obligations, approximately $2,515,000 relate to facilities that the Company does not occupy and has no further intention to use. The Company has provided for estimated anticipated losses in connection with the settlement or re-lease of these facilities.

12.    Businesses and Credit Concentration

The Company is dependent upon certain customers of the UST Segment for a major portion of its sales. Three customers accounted for approximately 19%, 14%, and 7%, respectively, of the Company's sales for the year ended December 31, 2001. Three customers accounted for approximately 18%, 17% and 14%, respectively, of the Company's sales for the year ended December 31, 2000. Amounts due from two customers of the UST segment, constituted 44% of the Company's accounts receivable at December 31, 2001. Amounts due from three customers, constituted 67% of the Company's accounts receivable at December 31, 2000. The Company generally does not require collateral on its trade accounts receivable.

13.    Related Parties

During the year ended December 31, 2001, certain affiliates of the Chief Executive Officer loaned monies to the Company for working capital purposes. Such loans are non-interest bearing and were due on demand. Amounts outstanding under these loans totaled $1,507,210 at December 31, 2001 and were classified as Notes Payable - Related Parties.

On June 30, 2001, the Company sold its investment in Buyline to a company controlled by the Chief Executive Officer of the Company. In exchange for the stock of Buyline, the Company received a non-recourse note (except to the extent of the stock pledge) with a face value of $100,000, which has been fully reserved for. The note bears interest at 7% and is payable only to the extent of dividend distributions paid by Buyline to the buyer or cash proceeds received by the buyer related to the sale of Buyline stock.

During the year ended December 31, 2001, certain affiliates of the Chief Executive Officer were paid $241,859 by the Company as reimbursement for certain legal, accounting and administrative expenses incurred on behalf of the Company from 1998 through December 31, 2001.

During 2001 and 2000, the Company paid approximately $36,000 and $97,000, respectively, to The Spear Group, a company controlled by a director of the Company for certain accounting and administrative support functions.

During 2000, the Company received consulting revenues of approximately $21,000 from two of its Associated Companies for capital raising assistance.

During 2001 and 2000, the Company received approximately $50,000 and $115,000, respectively, from certain Associated Companies for management and facilities fees. Such amounts have been included as a reduction of general and administrative expense in the consolidated statement of operations.

During the years ended December 31, 2001 and 2000, the Chief Executive Officer, certain affiliates of the Chief Executive Officer and certain affiliates of directors and former directors purchased common stock and preferred stock of the Company for net proceeds of $559,300 and $4,306,700, respectively.

14.    Segment Information

The Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has three reportable segments. The three reportable segments are USXX, Associated Companies and UST. USXX is the corporate office, Associated Companies represent the technology operations of the Company, and UST is the prison-based manufacturer of computer circuit boards and modular office furniture components.

The accounting policies of the operating segments are the same as those described in Note 1. Segment amounts disclosed are prior to any elimination entries made in the consolidation.

Summary information by segment follows (in thousands):

                                                Associated
2001                                     USXX   Companies     UST      Total
----                                     ----   ---------     ---      -----

Revenues...........................   $    --   $    --    $ 2,247   $ 2,247
Operating loss.....................    (3,643)   (6,235)      (790)  (10,668)
Depreciation and amortization......         2       115        110       227
Total segment assets...............   $   749   $ 3,250    $   603   $ 4,602

                                                Associated
2000                                      USXX  Companies     UST      Total
----                                      ----  ---------     ---      -----

Revenues...........................   $    21   $    --    $ 2,671   $ 2,692
Operating loss.....................    (3,733)  (14,814)      (413)  (18,960)
Depreciation and amortization......       430     1,318          2     1,750
Total segment assets...............   $ 2,791   $ 3,434    $   865   $ 7,090


A reconciliation of total segment assets to the Company's consolidated total assets follows:

                                                          December 31,
                                                        2001      2000
                                                        ----      ----
Assets
  Total segment assets..............................   $ 4,602   $ 7,090
  Intercompany eliminations.........................        (2)   (2,249)
                                                       --------  -------
                                                       $ 4,600   $ 4,841
                                                       =======    ======

15.    Commitments and Contingencies

From time to time, the Company is subject to claims and suits that arise in the ordinary course of its business. While it is not possible to predict the ultimate outcome of these matters, the Company believes that any losses associated with any of such matters will not have a material effect on the Company's business, financial condition or results of operations.

Pursuant to various agreements, the Company has committed to invest an additional $250,000 in Baobab and $150,000 in Promisemark, both of which are Associated Companies. As of April 5, 2002, the Company has only fulfilled $50,000 of its funding obligations and could be subject to claims by Baobab, Promisemark or other investors.

16.   Subsequent Events

(a)    Additional Investments in Associated Companies

In March 2002, the Company converted notes receivable in an amount of $568,000 for Selis into additional equity resulting in the Company's ownership interest increasing from 8.6% at December 31, 2001, to 16.88% at March 31, 2002.

(b)    Sale of Gregory FCA Communications Inc.

In April 2002, the Company sold its investment in Gregory FCA Communications Inc. ("Gregory FCA"), a wholly owned subsidiary, to a group of buyers led by the executives of Greogory FCA. In exchange for all of the capital stock of Gregory FCA, the Company received $250,000 in cash, a promissory note for $50,000, public relations and investor relations services valued at $120,000 payable over a one-year period and contingent consideration in the form of a consulting fee worth a minimum of $0 and a maximum of $460,000 in cash over the three-year period ending March 31, 2005. As Gregory FCA has been sold, its operations have been classified as "loss from operations of discontinued subsidiary" of the consolidated statement of operations. Revenues of Gregory FCA for the year ended December 31, 2001 were approximately $1,478,000.

17.   Fourth Quarter Adjustments (Unaudited)

Significant adjustments increasing the fourth quarter loss in 2001 and 2000 are indicated below.

                                                          2001      2000
                                                          ----      ----

Impairment of long-lived assets.......................  $2,199,000 $12,305,000
                                                        ========== ===========
Aggregate adjustment per common share.................  $    0.04  $      0.42
                                                        =========  ===========

                                INDEX OF EXHIBITS

Exhibit No.                         Description

2.1 Stock Exchange Agreement among U.S.Technologies Inc., E2Enet, Inc. and certain stockholders of E2Enet, Inc., dated as of February 21, 2000. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed February 26, 2000, and incorporated herein by reference.)

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

Exhibit No.                         Description

2.12 Registration Rights Agreement, dated as of March 27, 2001, by and among U.S. Technologies Inc. and Certain Other Shareholders of U.S. Technologies Inc. (Filed as Exhibit 2.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.)

3.1 Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.1 to the Company's Annual Report for the year ended December 31, 1997 and incorporated herein by reference.)

3.2   Amended Certificate of Incorporation of the Company.

3.3 Restated Bylaws of the Company. (Filed as Exhibit 3.2 to the Company's Annual Report for the year ended December 31, 1997 and incorporated herein by reference.)

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

4.5 Amended Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of U.S. Technologies Inc., dated November 29, 1999.(Filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.)

4.6 Waiver Agreement between USV Partners, LLC and the Company, dated March 1, 2000. (Filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.)

4.7 Waiver Agreement between The Earls Family Limited Partnership and Gregory Earls, dated September 20, 2000. (Filed as Exhibit 4.6(a) to the Company's Annual Report for the year ended December 31,2000 and incorporated herein by reference.)

Exhibit No.                         Description

4.10 Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of U.S. Technologies Inc., dated March 27, 2001. (Filed as
     Exhibit 4.10 to the Company's Annual Report From 10-K, for the year ended December 31, 2000, and incorporated herein by reference.)

*4.11Certificate of Designations, Preferences and Rights of Series  G
     Convertible Junior Preferred Stock of U.S. Technologies, Inc. dated January 28, 2002.

4.12 Form of U.S. Technologies Inc. Common Stock Purchase Warrant, dated as of March 27, 2001. (Filed as Exhibit 4.11 to Annual Report on Form 10-K, for the year ended December 31, 2000, and incorporated herein by reference.)

10.1 1999 Stock Option Plan, as amended. (Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2000, and incorporated herein by reference.)

10.2 1999 Stock Option Plan, as further amended, as of April 27, 2001. (Filed as
     Exhibit 10.2 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2000, and incorporated herein by reference.)

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

10.7AAmendment No. 1 to Lease Agreement by and between the State of California and Labor-to-Industry, Inc., dated as of March 24, 1999. (Filed as Exhibit 10.7A to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.)

10.7BAmendment No. 2 to Lease Agreement by and between the State of California and Labor-to-Industry, Inc., dated as of May 7, 2001. (Filed as Exhibit 10.7B to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.)

Exhibit No.                         Description

10.8 Stock Purchase Agreement by and among VIPRO Corporation, Northwood Ventures LLC, Northwood Capital Partners LLC and the Company, dated March 13, 1999. (Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.)

10.9 Voting Agreement, dated as of April 26, 2000, by and among E2Enet, Inc., Northwood Ventures LLC, Northwood Capital Partners LLC, Jonathan J. Ledecky, Silverman Trust and Lawrence Silverman. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 11, 2000, and incorporated herein by reference.)

10.10Side Letter Voting Agreement and Buyline Stock Transfer, dated as of April
     26, 2000, by and among E2Enet, Inc., Northwood Ventures LLC, Northwood Capital Partners LLC and Jonathan J. Ledecky. (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed May 11, 2000, and incorporated herein by reference.)

10.11Waiver and  Replacement  Agreement  by and  between  the  Company  and CEVP
     Investment I LP, dated July 19, 2001. (Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.)

10.12Securities  Purchase Agreement by and between USV Partners,  L.L.C. and the
     TPG entities, dated July 20, 2001. (Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.)

10.13Waiver  and  Replacement  Agreement  by and  between  the  Company  and USV
     Partners, L.L.C., dated July 20, 2001. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.)

10.14Stock Purchase Agreement by and between Yazam.com, Gregory FCA and Buyer dated April 1, 2002 (Filed as Exhibit 99.1 to the Company's Current Report on Form 10-K filed April 15, 2002, and incorporated herein by reference.)

*21.1 Subsidiaries of the Registrant




   *      To be provided herewith.

                                                                    Exhibit 21.1


                           SUBSIDIARIES OF THE REGISTRANT


E2Enet, Inc.

Service-to-Industry, Inc.

Labor-to-Industry, Inc.

Yazam.com, Inc.

Yazam Ltd. (incorporated in Israel)

Yazam.com Capital Corp.

Yazam.com Financial Advisors Inc.

Gregory FCA Communications Inc.

Xi Software, Inc.


Each subsidiary of the Registrant has been organized and is a corporation existing under the laws of the State of Delaware, except where otherwise noted.

                                                             10-K Exhibit 4.11
                                                                  EXHIBIT 4.11


             CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS
                OF SERIES G CONVERTIBLE JUNIOR PREFERRED STOCK
                            OF U.S. TECHNOLOGIES INC.


      U.S. Technologies Inc., a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), by its Chief Executive Officer,

      DOES HEREBY CERTIFY:

      FIRST: That pursuant to the authority expressly vested in the Board of Directors of the Corporation (the "Board") by the provisions of its Restated Certificate of Incorporation, as amended (the "Charter"), the Corporation's Board of Directors duly adopted as of January 28, 2002, the following resolution providing for the designations and issuance of up to 5,000 shares of Series G Convertible Junior Preferred Stock, par value $0.02 per share:

      RESOLVED, that this Board of Directors, pursuant to the authority expressly vested in it by the provisions of the Corporation's Restated Certificate of Incorporation, as amended, and the General Corporation Law of the State of Delaware, hereby authorizes the issuance from time to time of a series of preferred stock, par value $0.02 per share, of the Corporation and hereby fixes the designation, voting powers, preferences and relative, participating, optional and other rights and the qualifications, limitations or restrictions thereof, in addition to those set forth in said Restated Certificate of Incorporation, as amended.

1.    DESIGNATION AND AMOUNT

      This series of preferred stock shall be designated as "Series G Convertible Junior Preferred Stock" and shall have a par value of $0.02 per share (the "Series G Preferred"). The number of authorized shares constituting the Series G Preferred shall be 5,000 shares. Shares of the Series G Preferred shall have a stated value of $1,000 per share (the "Stated Value"). The Corporation may issue fractional shares of the Series G Preferred.

2.    LIQUIDATION PREFERENCE

      In the event of any bankruptcy, liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary (a "Liquidation"), each holder of an outstanding share of Series G Preferred ("Preferred G Holder") at the time thereof shall be entitled to receive, prior and in preference to any distribution of any of the assets or funds of the Corporation to the holders of equity securities of the Corporation ranking as to dividends or distributions of assets on Liquidation of the Corporation junior to the Series G Preferred ("Junior Securities"), including the Corporation's common stock, par value $0.02 per share (the "Common Stock"), by reason of their ownership of such stock, but after and subject to any such distribution to the holders of any equity securities of the Corporation ranking as to dividends on distributions of assets on Liquidation of the Corporation senior to the Series G Preferred ("Senior Securities"), including but not limited to the Series A Convertible Preferred Stock (the "Series A Stock") and the Series F Convertible Preferred Stock (the "Series F Stock"), an amount per share of Series G Preferred equal to 100% of the Stated Value. If, upon a Liquidation, the assets and funds of the Corporation legally available for distribution among the Preferred G Holders and the holders of any other equity securities of the Corporation ranking, as to Liquidation, on a parity with the Series G Preferred (the "Parity Stock"), shall be insufficient to pay in full the Liquidation preference of the Series G Preferred and liquidating payments on any Parity Stock, then no assets or funds shall be distributed to the Preferred G Holders or to the holders of any Parity Stock except to the extent that such assets or funds shall be distributed among the Preferred G Holders and the holders of any Parity Stock ratably in accordance with the respective amounts which would be payable upon Liquidation on the Series G Preferred and any Parity Stock if all amounts payable thereon were payable in full. Subject to the rights of the holders of shares of any Senior Securities, after payment of the Liquidation preference of the Series G Preferred and Parity Stock determined pursuant to this Section 2, the remaining assets of the Corporation legally available for distribution shall be distributed ratably to the holders of Junior Securities, including the Common Stock.

3.    CONVERSION

      (a) Conversion. The conversion price for conversion of each share of Series G Preferred shall be $0.15 per common share (the "Conversion Price"). Such price shall be adjusted to reflect any split, reverse split, stock or other non-cash dividend, or similar subdivision or combination of the Corporation's Common Stock, such adjustment to be determined by the Board in its reasonable discretion. Each Preferred G Holder shall have the right to convert each such share into fully-paid and nonassessable shares of Common Stock, pursuant to a conversion rate equal to the Stated Value divided by the Conversion Price (the "Conversion Rate").

      (b)   Procedures for Conversion.

            (i) In order to convert shares of Series G Preferred stock into shares of Common Stock therefor, a Preferred G Holder shall surrender such holder's certificate or certificates therefor, duly endorsed for transfer, at any time during normal business hours, to the Corporation at its principal office or at such other office or agency then maintained by it for such purpose, accompanied by (A) a written notice of such Preferred G Holder's election to convert (the "Conversion Notice") and (B) an instrument of transfer in form reasonably satisfactory to the Corporation and to any conversion agent, duly executed by the registered Preferred G Holder or by such holder's duly authorized attorney. As promptly as practicable after the surrender for conversion of any Series G Preferred certificates ("Preferred Certificates") in the manner provided in the preceding sentence but in any event within five (5) business days after receipt of the Conversion Notice, the Corporation will deliver or cause its transfer agent to deliver to the Preferred G Holder, Common Stock certificates ("Common Stock Certificates") representing the aggregate number of shares of Common Stock issuable upon such conversion, issued in such name or names as such holder may direct, and if the Series G Preferred stock is exercised in part, a new certificate representing the Series G Preferred stock that has not been converted. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares in proper order for conversion, and all rights of the Preferred G Holder, solely with respect to the shares converted, shall cease at such time and the person or persons in whose name or names the Common Stock certificates are to be issued, shall be treated for all purposes as having become the record holder or holders thereof at such time; provided, however, that any such surrender and payment on any date when the stock transfer books of the Corporation shall be closed shall constitute the person or persons in whose name or names the certificates for such shares of Common Stock are to be issued as the record holder or holders thereof for all purposes immediately prior to the close of business on the next succeeding day on which such stock transfer books are opened.

            (ii) The Corporation shall not be required to issue fractional shares of Common Stock upon conversion of shares of Series G Preferred. At the Corporation's discretion, in the event the Corporation determines not to issue fractional shares, then in lieu of any fractional shares to which the Preferred G Holder would otherwise be entitled, the Corporation shall pay cash equal to such fraction multiplied by the current market price as reasonably determined by the Board in accordance with applicable law.

            (iii) The issuance of Common Stock Certificates upon conversion shall be made without charge for any issue, stamp or other similar tax in respect of such issuance. However, if any such Common Stock Certificate is to be issued in a name other than that of the holder of record of the shares converted, the person or persons requesting the issuance thereof shall pay to the Corporation the amount of any such tax which may be payable in respect of any transfer involved in such issuance or shall establish, to the satisfaction of the Corporation, that such tax has been paid or is not payable.

      (c) Reservation of Stock Issuable Upon Conversion. The Corporation shall take all steps necessary and appropriate to ensure that a sufficient number of authorized but unissued shares of Common Stock will available to effect the Conversion of the Series G Preferred.

      (d)   Reorganization, Merger or Sale of the Corporation.

            (i) Notwithstanding any other provision hereof, in case of (A) any reorganization or any reclassification of the capital stock of the Corporation or (B) any sale of the Corporation or its assets if such transaction does not constitute a Liquidation or is not subject to part (d) (iii) below, then, at the election of a Preferred G Holder, concurrently with the consummation of such reorganization, reclassification or sale of the Corporation, provision shall be made so that each share of Series G Preferred shall thereafter be convertible into the number of shares of stock or other securities or property (including cash) to which a holder of the number of shares of Common Stock deliverable upon conversion of each share of Series G Preferred would have been entitled assuming conversion on the day immediately prior to the initial announcement of the transaction or a proposed transaction that ultimately resulted in the transaction. In any case, appropriate adjustment (as determined by the Corporation's Board of Directors) shall be made in the application of the provisions herein set forth with respect to the rights and interests thereafter of the Preferred G Holders, to the end that the provisions set forth herein shall thereafter be applicable, as nearly as equivalent as is practicable, in relation to any shares of stock or the securities or property (including cash) thereafter deliverable upon the conversion of the shares of Series G Preferred.

            (ii) After the Corporation has determined to enter into a transaction described in this Section 3(d)(i), and publicly announces that the Corporation will enter into such transaction, the Corporation will provide written notice to each Preferred G Holder setting forth the material terms of the transaction, together with all relevant information regarding such transaction at least 30 days prior to the proposed closing date of the transaction.

            (iii) In case of any merger, consolidation, reclassification or other similar reorganization, to the extent the Corporation is not the surviving entity, the Series G Preferred shall be converted into or exchanged for and shall be entitled to receive the same consideration as they would have received had they been converted on the day immediately prior to consummation of such transaction.

4.    RESTRICTIONS ON DIVIDENDS, STOCK SPLITS AND DISTRIBUTIONS

      The Corporation shall not at any time or from time to time after the date that the first share of the Series G Preferred is issued declare or pay any dividends on or make other distributions in respect of any of its Junior Securities, including, but not limited to, dividends paid or payable in cash, the capital stock of the Corporation, or any other property.

      SECOND: That such determination of the designations, preferences and the relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, relating to the Series G Preferred, was duly made by the Corporation's Board of Directors pursuant to the provisions of the Corporation's Charter, and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, as amended.

      IN WITNESS WHEREOF, U.S. Technologies Inc. has caused this Certificate of Designations to be executed as of this 28 day of January, 2002.


                                          U.S. TECHNOLOGIES INC.


                                          By: /s/ Gregory Earls
                                            ---------------------------------
                                             Gregory Earls
                                             Chief Executive Officer