Form 10KSB/A
period 2001-12-31
U S TECHNOLOGIES INC
filed 2002-05-01
CIK 810130

                                FORM 10-KSB/A

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

                                 TABLE CONTENTS

                                                                     PAGE NO.


                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section16(a) of the Exchange Act.......       3

Item 10.  Executive Compensation..................................       5

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..............................................       8

Item 12.  Certain Relationships and Related Transactions..........       12

Signatures........................................................       13

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers Who Are Not Directors

       The executive officers of the Company are elected by the Board of Directors for one year or until their successors are elected and qualified. As follows are the executive officers of the Company who are not directors:

     Thomas Hillman has served as the Company's Chief Operating Officer as well as Chief Executive Officer of its associated company, Xi Software, Inc. since January 2002. From July 1998 to January 2002, Mr. Hillman served as CEO, president and chairman of 90East Inc., a leading managed security services provider with offices in Melbourne, Sydney, and Canberra, Australia, and Reston, VA. Mr. Hillman continues to sit on the Board of 90East and its subsidiary companies. Mr. Hillman has 22 years of experience in high-technology hardware, software, networking and services companies and has also worked in IT venture funding in the Asia Pacific market. In addition, Mr. Hillman has held executive management positions in companies such as Control Data Corporation, Apollo/H-P, Alliant, Solbourne, and Scala. Age: 46

     Michael R. Skoff has served as Chief Financial Officer since January 2002 and is responsible for the financial oversight and direction of the Company. Mr. Skoff has over 15 years of experience with public and private technology companies in software, hardware and communications as both an officer and investor. From April 1999 to May 2001, Mr. Skoff served as CFO of Norcom Networks Corp., a wireless data service provider with offices in Reston, VA and Vancouver, Canada. From February 1997 to April 1999, Mr. Skoff served as CFO of Cycomm International, Inc., a manufacturer of wireless rugged computer systems for public safety market. Earlier in his career, Mr. Skoff worked as a managing director for Corstone Corporation, a consulting and investment firm, and as vice president-finance and controller for Nycal Corporation. Additionally, Mike held positions with Kimberly-Clark Corporation and Ernst & Young. Age: 39

     Richard C. Legge, Jr. has served as President of UST Industries since March 2001. From October 2001 to March 2001 he served as acting President of BuyLine.net, one of our associated companies, where his role was to develop a strategy to preserve shareholder value in this e-commerce company. From May 1997 to October 2000 Mr. Legge was Division Manager of Joelson-Taylor Products a large regional manufacturer of building products. For the twelve years ended in 1997 Mr. Legge lead the growth and international expansion of CES Wireless Electronics where he held positions including Sales Manager, Engineering Manager, V.P. Business Development and President, and then through a management buyout became Principle Owner and Chairman. Mr. Legge has over twenty years of electronics manufacturing experience and has led several successful restructurings. Age: 49


BOARD OF DIRECTORS

Board Size and Composition

The Company's Bylaws provide that the Board of Directors shall consist of not less than one nor more than fifteen members. Each member of the Board of Directors is elected for a one-year term and until his or her successor is elected and qualified. With respect to the four present directors of the Company, all of such directorships are governed by a voting agreement, dated as of April 12, 2000, by and among the Company, USV Partners, LLC, James V. Warren, Northwood Ventures LLC, Northwood Capital Partners LLC and Jonathan J. Ledecky. Under the voting agreement, each of the parties has agreed to vote all of their U.S. Technologies Common Stock and all other U.S. Technologies securities then owned or acquired so that the board of directors shall be composed of four directors designated by USV Partners, LLC, two directors designated by Jonathan Ledecky and two directors designated jointly by Northwood Ventures LLC and Northwood Capital Partners LLC.

Directors

       As follows are the directors of the Company as at April 30, 2002:

     Gregory Earls (Director since February 1999). Mr. Earls currently is the Chairman of the Board, the Chief Executive Officer and the President of the Company. Mr. Earls had been the Co-Chairman of the Board and Co-Chief Executive Officer of the Company with James V. Warren from November 1999 until March 15, 2001. Mr. Earls served as sole Chairman of the Company's Board of Directors and sole Chief Executive Officer from February 1999 until he began to share the positions with Mr. Warren in November 1999. Mr. Earls has been President and Chief Executive Officer of U.S. Viewing Corporation, a private investment management company, since 1980. Mr. Earls is also president and a director of privately held Equitable Production Funding of Canada, Inc., a film licensing and communications holding company. He is also president and a director of National Networks, Inc., a private investment company. From 1992 to 1996, he served as chairman of the board of directors of Health and Sciences Television Network, Inc., a distributor of educational programming which was acquired by Primedia, Inc. in 1996. Mr. Earls has served as a director of Jayhawk Acceptance Corporation since he co-founded the finance company in 1994. Mr. Earls' previous business experience also included work with a large investment banking firm in the 1990's. Age: 57

     Arthur J. Maxwell (Director since April 2000). Since 1989, Mr. Maxwell has been chairman and president of Affordable Interior Systems, one of the largest business furniture manufacturers in the U.S. Age: 45.

     James V. Warren (Director since November 1999). Mr. Warren was the Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company from November 1999 until March 15, 2001. He and Mr. Earls shared responsibilities as Co-Chairmen of the Board of Directors and Co-Chief Executive Officers of the Company. Mr. Warren was President and Chief Executive Officer of The Spear Group, a global professional management company located in Atlanta, Georgia that he co-founded in 1981until its sale in September, 2001. Mr. Warren continues to serve on the board of The Spear Group. Age: 68

     William H. Webster (Director since April 2000). The Honorable William H. Webster has been a senior partner in the Washington, D.C. office of the law firm of Milbank, Tweed, Hadley & McCloy since 1991. From 1987 to 1991, he was the Director of the U.S. Central Intelligence Agency. Mr. Webster was Director of the Federal Bureau of Investigation from 1978 to 1987. He was a judge on the U.S. Court of Appeals, 8th Circuit, from 1973 to 1978. Age: 77

     The Company has accepted the resignations of the following former directors effective as of the date indicated: Eric D. Becker (February, 2002); Carl J. Rickertsen (February, 2002); Peter G. Schiff (April, 2002); Henry T. Wilson (April, 2002); Beth Dozoretz (April, 2002) and George J. Mitchell (April, 2002). None of the above resignations were due to disagreements with the Company or any matter relating to the Company's operations, policies or practices.

Board Compensation

     Directors of the Company are reimbursed for travel expenses related to their service on the Board of Directors. This reimbursement was the sole compensation directors received from the Company for their service as directors except for the granting options described below.

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

       On January 9, 2001, Greg Earls and USV Partners, LLC filed a late Form 4 reporting certain transactions that occurred in November 2000.

     Other than noted above, to the best of the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, the Company has complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2001.

Item 10.    Executive Compensation.

Executive Compensation

     The table below sets forth the compensation paid by the Company and its wholly owned subsidiaries for services rendered in all capacities during the fiscal year ended December 31, 2001 and 2000 to the Chief Executive Officer of the Company and other executive officers of the Company whose compensation for 2001 exceeded $100,000.


                                                            Long term
                                                           Compensation
                                                           ------------
                                                            Securities
                                 Annual Compensation        Underlying
 Name and Principal             --------------------          Options/
    Position            Year   Salary     Bonus     Other      SARs (#)
-------------------     ----   ------     -----     -----   -------------
Gregory Earls(1)        2001  $250,000   $   --   $  --      2,400,000
 Chief Executive        2000   250,000       --      --      1,450,000
 Officer,
 President and
 Chairman
 of the Board

Sean Coleman(2)         2001  150,000        --      --     1,200,000
  Vice President        2000       --        --      --            --

Ephraim Rudman(3)       2001  168,750        --      --       500,000
  Vice President        2000       --        --      --            --

Gregory Matusky (4)     2001  118,750    56,250  13,136            --
 President, Public      2000       --        --      --            --
 Relations -
 Gregory FCA

David Evanson(4)        2001  118,750    56,250  18,482            --
 President, Investor    2000       --        --      --            --
 Relations -
 Gregory FCA

Rick Legge (5)          2001  100,000        --      --       500,000
 President -            2000       --        --      --            --
 UST Industries

--------------------
(1) Mr. Earls was appointed Chief Executive Officer of the Company on February 11, 1999. From November 29, 1999 to March 15, 2001, Mr. Earls served as Co-Chief Executive Officer.
(2) Mr. Coleman's employment with the Company was terminated on October 31, 2001.
(3) Mr. Rudman's employment with the Company was terminated on December 31, 2001.
(4) Mr. Matusky and Mr. Evanson are executives of a former wholly-owned subsidiary, Gregory FCA which was sold on April 1, 2002.
(5)  Mr. Legge commenced his employment with the Company on March 1, 2001.

Option Grants in Last Fiscal Year

       The table below sets forth the option grants by the Company during the fiscal year ended December 31, 2001 to the Chief Executive Officer of the Company and other executive officers of the Company.

                      Number of        % of Total
                      Securities        Options
                      Underlying       Granted to      Exercise or
                       Options         Employees        Base Price   Expiration
       Name           Granted(1)     In Fiscal Year     ($/Sh)(2)       Date
       ----           ----------     --------------     ---------       ----
Gregory Earls         2,400,000          27.1%            $ 0.28       04/27/11
Sean Coleman (3)      1,200,000          13.5%            $ 0.28       10/31/01
Ephraim Rudman (4)      500,000          5.6%            $ 0.28         5/31/02
Rick Legge              500,000          5.6%            $ 0.28         4/27/11

(1)  Options vest on a four-year schedule.
(2) Exercise price of all options was equal to market price on the date of grant.
(3) Mr. Coleman's employment with the Company was terminated on October 31, 2001.
(4) Mr. Rudman's employment with the Company was terminated on December 31, 2001.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table sets forth information with respect to options exercised by officers in the fiscal year ended December 31, 2001 and the value of such officers' unexercised options at December 31, 2001.

                                                Number of
                                               Securities           Value of
                                               Underlying         Unexercised
                                               Unexercised        In-the-Money
                   Shares                     Options/SARs at     Options/SARs
                  Acquired                      FY-End(#)         at FY-End ($)
                     On          Value         Exercisable/       Exercisable/
   Name          Exercise(#)   Realized($)     Unexercisable      Unexercisable
   ----         ------------- -------------   ---------------    ---------------
Gregory Earls        --            --       1,333,333/3,366,667    $ 97,750/--
Sean Coleman (1)     --            --              --/--                --
Ephraim Rudman (2)   --            --           125,000/--              --
Rick Legge (3)       --            --           --/500,000              --

--------------------
(1) Mr. Coleman's employment with the Company was terminated on October 31, 2001.
(2) Mr. Rudman's employment with the Company was terminated on December 31, 2001.
(3)  Mr. Legge commenced his employment with the Company on March 1, 2001.

Stock Option Plans

     On November 1, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the "1999 Stock Option Plan"). The 1999 Stock Option Plan originally reserved 3,115,000 shares of Common Stock to be issued to officers, directors and key employees of the Company and its subsidiaries and affiliates. On February 21, 2000, the Board of Directors of the Company approved amendments to the 1999 Stock Option Plan, which included, among other things, the authorization to make option grants under such plan to consultants and an increase in the amount of shares of Common Stock available for grants under the 1999 Stock Option Plan to 22,500,000 shares. On May 11, 2001, the Board of

Directors of the Company approved amendments to the 1999 Stock Option Plan to authorize an increase in the number of shares of Common Stock available for grants under the 1999 Stock Option Plan to 30,000,000 shares.

     In the year ended December 31, 2001, the Company granted 2,390,000 options under the 1999 Stock Option Plan to 17 employees and consultants other than directors and named executive officers. These options carry an exercise price of $0.28 per share, based on the closing sale price of the Common Stock on the date of grant.

      The following table sets forth information with respect to the option plans of at December 31, 2001.

                       Number of
                    securities to be                              Number of
                      issued upon                                 securities
                      exercise of        Weighted-average    remaining available
                      outstanding        exercise price of   for future issuance
                   options, warrants   outstanding options,     under equity
Plan category          and rights       warrants and rights   compensation plans
-------------      -----------------   --------------------  -------------------
Equity compensation
 plans approved
 by security           13,901,667              $0.62              16,098,333
 holders(1)
Equity compensation
 plans not
 approved by            8,634,727              $0.39                  --
 security
 holders(2)
Total                  22,536,394              $0.53              16,098,333


(1) Represents options outstanding under the 1999 Stock Option Plan as approved by shareholders.
(2) Represents warrants outstanding which were issued in conjunction with financing agreements and the acquisition of Yazam.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

     The following table shows as of March 31, 2002, the number of all shares of the Company's voting securities beneficially held by each director, by each named executive officer and by each person known by the Company to beneficially own 5% or more of any class of the Company's voting securities, and by all directors and executive officers as a group. Except as otherwise indicated, to our knowledge, each owner has sole voting and investment power over his shares.

                               SECURITY OWNERSHIP

                              Shares of
                             Common Stock
                             Beneficially
                            Owned Assuming
                            Conversion of
                            all Vested and             Shares of
                               Unvested                 Series A
                            Options and               Preferred
                             Warrants to                 Stock        % of
                           Acquire Common     % of    Beneficially  Series A
Name                          Stock (1)     Class(2)    Owned(1)     Class
-----                      --------------   --------  ------------  --------
Gregory Earls(4).........   17,011,231(5)     10.3%     52,000(6)    88.9%

Jonathan Ledecky(9)......   26,320,923        16.0%

Northwood Ventures LLC(10)  25,426,209        15.4%

Sommerville Trust(11)....   18,759,879        11.4%

USV Partners, LLC(12)....    8,621,746         5.2%

KMF Partners(13).........   12,056,150         7.3%

James V. Warren(15)......    6,548,302(16)     4.0%     3,375(17)    5.8%

The Carlyle Group(14)....      857,671(18)       *

Northwood Capital Partners                      2.2%
 LLC(10).................    3,547,671

Microdent Ltd(19)........      295,749(18)        *

L-A & A Gift Trusts II(11)   2,844,812          1.7%

Beth Dozoretz(20)........      550,000(21)        *

China Development(22)....      184,843(18)        *

Billy Prince.............    1,024,125            *      3,125     5.3%

William H. Webster(23)...      893,448(24)        *

George J. Mitchell(25)...      784,893(26)        *

Peter G. Schiff(27)......      775,000(28)        *

Arthur J. Maxwell(29)....      719,828(30)        *

Henry T. Wilson(31)......      500,000(32)        *

Rick Legge...............      500,000(33)        *

All directors and executive
 Officers as a group(34)..  28,282,702          17.2%  55,375    94.7%



                                                      Shares of
                                                     Common Stock
                                                     Beneficially   % of All
                                                    Owned Assuming   Classes
                                                     Conversion of  Combined
                                                         All         and All
                                                     Outstanding   Outstanding
            Shares of          Shares of              Classes of    Options
            Series F           Series G               Preferred       and
            Preferred          Preferred              Stock and     Warrants
             Stock               Stock                Exercise of   Converted
             Benefi-     % of    Benefi-     % of     All Options     to
Name         cially     Series   cially     Series G  and Warrants   Common
             Owned(1)   F Class  Owned(1)    Class   Outstanding(1)  Stock(3)
             --------    -----  --------    -----   --------------  --------
Gregory
 Earls(4)    10,119.77(7) 37.0% 1,000.5(8)   24.4%     38,061,361     18.0%
Jonathan
 Ledecky(9)                                            26,320,923     12.4%
Northwood
 Ventures
 LLC(10)                                               25,426,209     12.0%
Sommerville
 Trust(11)                                             18,759,879      8.9%
USV
 Partners,
 LLC(12)    10,119.77(7) 37.0%                         18,741,516      8.8%
KMF
 Partners(13)                                          12,056,150      5.7%
James V.
 Warren(15)                                             6,824,816      3.2%
The Carlyle
 Group(14)     825.962   8.6%                           8,683,631      4.1%
Northwood
 Capital
 Partners
 LLC(10)                                                3,547,085      1.7%
Microdent
 Ltd(19)    2,698.61     9.9%                           2,994,359      1.4%
L-A & A
 Gift Trusts
 II(11)                                                 2,844,812      1.3%
Beth
 Dozoretz(20)                    200.0       4.9%       1,883,333         *
China
 Develop-
 ment(22)   1,686.63     6.2%                           1,871,473         *
Billy
 Prince                                                 1,280,156         *
William H.                                                893,448         *
 Webster(23)
George J.                                                 784,893         *
 Mitchell(25)
Peter G.                                                  775,000         *
 Schiff(27)
Arthur J.                                                 719,828         *
 Maxwell(29)
Henry T.                                                  500,000         *
 Wilson(31)
Rick Legge                                                500,000         *
All directors
 and
 executive
Officers
 as a
 group(34)10,120      37.0%    1,200.5      29.2%     50,942,679       24.0%


* Constitutes less than 1% of the Company's class of, or fully-diluted, stock as applicable.

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares, or has the right within sixty (60) days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act, however, all options awarded through March 31, 2002 are included without regard to Rule 13d-3.

(2) The percentage of ownership reported for each person, entity or group appearing in this column is based on the 142,696,221 shares of Common Stock outstanding as of March 31, 2002, plus shares of Common Stock issuable upon the exercise or conversion of all outstanding options and warrants. Assuming such exercises and conversions, the Company would have 164,660,948 shares outstanding.

(3) The percentage of ownership reported for each person, entity or group appearing in this column is based on the 142,696,221 shares of Common Stock outstanding as of March 31, 2002, plus shares of Common Stock issuable upon the exercise or conversion of all outstanding options and warrants and the conversion of all shares of Series A, Series F and Series G Preferred Stock. Assuming such exercises and conversions, the Company would have 211,871,853 shares of Common Stock outstanding.

(4)  Mr. Earls is the Chairman and Chief Executive Officer of the Company.

(5) This amount includes the following shares which may be deemed to be beneficially owned by Mr. Earls: (i) 500,000 shares issuable upon the exercise of warrants held directly by The Earls Family Limited Partnership;
     (ii) 86,207shares  owned directly by Equitable  Production  Funding,  Inc.;
     (iii) 4,700,000 shares issuable upon the exercise of stock options issued to Mr. Earls under the Company's 1999 Stock Option Plan, as amended (the "1999 Plan"); and (iv) 8,621,746 shares of Common Stock held by USV Partners, LLC ("USV"). Mr. Earls is the sole member of USV Management, LLC, the manager of USV, and an investor in USV. For purposes of Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Earls may be deemed to be the beneficial owner of all shares owned by USV. Mr. Earls disclaims beneficial ownership over the shares of Common Stock held directly by USV, except for an amount of such shares held by USV represented by Mr. Earls' pecuniary interest therein.

     For purposes of Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Earls may be deemed to be the beneficial owner of all shares owned by The Earls Family Limited Partnership and Equitable Production Funding, Inc. because Mr. Earls owns all of the capital stock of Equitable Production Funding, Inc. and controls The Earls Family Limited Partnership.

(6) Such shares of Series A Preferred Stock are convertible into 4,260,360 shares of Common Stock.

(7) Such shares of Series F Preferred Stock are convertible into 10,119,770 shares of Common Stock. The amount shown includes 10,119,770 shares of the Company's Series F Preferred Stock, which are convertible into 10,119,770 shares of Common Stock, held directly by USV. Mr. Earls is the sole member of USV Management, LLC, the manager of USV, and an investor in USV. For purposes of Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Earls may be deemed to be the beneficial owner of all shares owned by USV. Mr. Earls disclaims beneficial ownership over the shares of Common Stock held directly by USV, except for an amount of such shares held by USV represented by Mr. Earls' pecuniary interest therein.

(8) Such shares of Series G Preferred Stock are convertible into 6,670,000 shares of Common Stock.

(9) Mr. Ledecky's address is c/o U.S. Technologies Inc., 1130 Connecticut Avenue, NW, Suite 700, Washington, D.C. 20036.

(10) Northwood Ventures LLC's and Northwood Capital Partners LLC's address is 485 Underhill Boulevard #205, Syosset NY 11791-3491. These entities will be referred to herein together as "Northwood" and may be deemed to be a "group" for purposes of Rule 13d of the Exchange Act.

(11) Sommerville Trust and L-A & A Gift Trusts II address is 1919 Pennsylvania Ave. NW, #725 Washington, DC 20006. These entries may be deemed to be a "group" for purposes of Rule 13d of the Exchange Act.

(12) USV's address is 3421 Prospect St., Washington, D.C. 20007.

(13) KMF Partners address is 1270 Avenue of the Americas, New York, NY 10020.

(14) The Carlyle Group holds these shares through CIPE Investment I, L.P. and its address is 57 Berkeley Square, London, W1X5DA, United Kingdom.

(15) Mr. Warren is a director of the Company.

(16) This amount includes: (i) 4,698,302 shares of Common Stock that are owned directly by Mr. Warren, and (ii) 1,850,000 shares of Common Stock issuable upon the exercise of stock options issued to Mr. Warren under the 1999 Plan.

(17) Such shares of Series A Preferred Stock are convertible into 276,514 shares of Common Stock.

(18) This amount represents warrants to purchase shares of Common Stock.

(19) Microdent Ltd.'s address is Technology Park, Manhat, 91487, Jerusalem, Israel.

(20) Ms.  Dozoretz is a former  director  of the  Company who  resigned in April
     2002.

(21) This amount includes: (i) 116,666 shares of Common Stock issuable upon the exercise of presently exercisiable vested options (ii) an additional 233,334 shares of Common Stock issuable pursuant to options which have not vested, and (iii) 200,000 shares of Common Stock owned by her husband. The options were received as compensation for service on the Company's board of directors.

(22) China Development Industrial Bank Inc.'s address is 9 F 125 Nanking East Road, Section 5, Taipei 105, Taiwan.

(23) Judge Webster is a director of the Company.

(24) This amount includes: (i) 130,000 shares of Common Stock issuable upon the exercise of presently exercisable vested options; (ii) 656,667 shares of Common Stock issuable upon the exercise of options which have not vested; and (iii) 103,448 shares of Common Stock. The options were received as compensation for service on the Company's board of directors.

(25) Senator Mitchell is a former director of the Company who resigned in April 2002.

(26) This amount includes: (i) 125,000 shares of Common Stock issuable upon the exercise of presently exercisable vested options; (ii) 625,000 shares of Common Stock issuable upon the exercise of options which have not vested, and (iii) 34,893 shares of Common Stock. The options were received as compensation for service on the Company's board of directors.

(27) Mr. Schiff is a former director of the Company who resigned in April 2002. Mr. Schiff is the president of both Northwood Ventures LLC and Northwood Capital Partners LLC. For purposes of Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Schiff may be deemed to be the beneficial owner of these shares.

(28) This amount includes: (i) 133,333 shares of Common Stock issuable upon the exercise of presently exercisable vested options and (ii) 641,667 shares of Common Stock issuable upon the exercise of options which have not vested. Such options were received as compensation for service on the Company's board of directors.

(29) Mr. Maxwell is a director of the Company.

(30) This amount includes: (i) 125,000 shares of Common Stock issuable upon the exercise of presently exercisable vested options; (ii) 250,000 Shares of Common Stock issuable upon the exercise of options which have not vested, and (iii) 344,828 shares of Common Stock. The options were received as compensation for service on the Company's board of directors. The shares are held directly by Affordable Interior Systems. Mr. Maxwell is the President and Chief Executive Officer of Affordable Interior Systems. For purposes of Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Maxwell may be deemed to be the beneficial owner of these shares. However, Mr. Maxwell disclaims beneficial ownership of any of the shares owned by Affordable Interior Systems.

(31) Mr. Wilson is a former director of the Company who resigned in April 2002. Mr. Wilson is a managing director of both Northwood Ventures LLC and Northwood Capital Partners LLC. For purposes of Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Wilson may be deemed to be the beneficial owner of shares held by Northwood.

(32) This amount includes: (i) 125,000 shares of Common Stock issuable upon the exercise of presently exercisable vested options and (ii) 375,000 shares of Common Stock issuable upon the exercise of options which have not vested. Such options were received as compensation for service on the Company's board of directors.

(33) This amount includes 500,000 shares of Common Stock issuable upon exercise of options which have not vested.

(34) Includes the shares described in all footnotes above relating to directors and executive officers. There were no other executive officers of the Company as of December 31, 2001.

Item 12.    Certain Relationships and Related Transactions.

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

     During the years ended December 31, 2001 and 2000, the Chief Executive Officer, certain affiliates of the Chief Executive Officer and certain affiliates of directors and former directors purchased common stock and preferred stock of the Company for net proceeds of $539,300 and $4,306,700, respectively.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2002.

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

        Signature                        Title                            Date

/s/  GREGORY EARLS      Chief Executive Officer and Director      April 30, 2002
------------------------
     Gregory Earls

/s/  ARTHUR J. MAXWELL                  Director                  April 30, 2002
------------------------
   Arthur J. Maxwell

/s/  JAMES V. WARREN                   Director                   April 30, 2002
------------------------
     James V. Warren

/s/  WILLIAM H. WEBSTER                 Director                  April 30, 2002
------------------------
     William H. Webster

/s/  MICHAEL R. SKOFF              Chief Financial Officer        April 30, 2002
------------------------
     Michael R. Skoff           Principal Accounting Officer