Form 10QSB
period 2002-03-31
U S TECHNOLOGIES INC
filed 2002-05-21
CIK 810130

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from ______________ to _______________

Commission file number: 0-15960


                              U.S. TECHNOLOGIES INC.
        (Exact name of small business issuer as specified in its charter)

      Delaware                                        73-1284747
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


                           1130 Connecticut Avenue, NW
                                    Suite 700
                            Washington, DC 20036
                  (Address of principal executive offices)

                               (202) 466-3100
            (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___


  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 1, 2002, the Registrant had 142,696,221 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:        Yes         No  X
                                                          ----       ----

                  U.S. TECHNOLOGIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page No.
PART I - Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets.................       3

            Condensed Consolidated Statements of Operations.......       4

            Condensed Consolidated Statements of Cash Flows.......       5

            Notes to Condensed Consolidated Financial Statements..       6

Item 2.     Management's Discussion and Analysis or
             Plan of Operation....................................      11

PART II - Other Information

Item 1.     Legal Proceedings ....................................      14

Item 2.     Changes in Securities................................       14

Item 3.     Default Upon Senior Securities.......................       14

Item 4.     Submission of Matters to a Vote of Security Holders..       14

Item 5.     Other Information ...................................       14

Item 6.     Exhibits and Reports on Form 8-K.....................       15

Signatures  .....................................................       16

                   U.S. TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 2002 AND DECEMBER 31, 2001


                                                      March 31,     December 31,
                                                         2002           2001
ASSETS                                                (Unaudited)
Current assets:
  Cash                                                 $  52,277      $ 94,532
  Trade accounts receivable, net of reserves of
   $42,215 and $ 77,621, respectively                    142,745       132,909
  Inventory, net                                          92,357       137,155
  Subsidiary held for sale (Note 3)                      420,000       420,000
  Prepaid expenses                                        12,507         3,777
                                                         -------       -------
Total current assets                                     720,386       788,373

Property and equipment, net of accumulated
depreciation of $1,650,988
  and $1,623,488, respectively                           300,824       342,230
Investments in Associated Companies (Note 4)           2,032,179     2,830,519
Notes receivable                                         295,406       252,406
Other assets                                             386,859       386,859
                                                      ----------   -----------
Total assets                                          $3,735,654   $ 4,600,387
                                                      ==========   ===========


CURRENT LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
   Accounts payable- trade                            $2,865,103    $2,507,287
   Accrued expenses                                      616,684       604,868
   Series F Preferred - Redemption Value (Note 5)      5,383,719     5,383,719
   Due to Yazam Shareholders                           1,236,345     1,236,345
   Notes payable - related parties                       236,611     1,507,210
   Notes payable                                           2,786         5,120
                                                      ----------    ----------
Total current liabilities                             10,341,248    11,244,549


Series F Preferred Stock - Redemption Value (Note 5)     942,827       942,827

Commitments and Contingencies (Note 8)

Capital Deficit:
  Series A Convertible Preferred Stock; votes as if
   converted to common stock; $0.02 par value;
   1,000,000 shares authorized; 58,500 and 123,860
   shares issued and outstanding at March 31, 2002
   and December 31, 2001, respectively                   585,000     1,238,600
  Series F Convertible Preferred Stock; $0.02 par
   value, 27,234 shares authorized; 27,234 shares
   issued and outstanding at March 31, 2002 and
   December 31, 2001, respectively                     1,387,244     1,387,244
  Series G convertible junior preferred stock; $0.02
   par value, 5,000 shares authorized; 2,256.6 and
   335 shares issued and outstanding at March 31,
   2002 and December 31, 2001, respectively            2,256,600       335,000
  Common stock; $.02 par value; 500,000,000 shares
   authorized; 142,696,221 and 137,339,868 shares
   issued and outstanding at March 31, 2002
   and December 31, 2001, respectively                 2,853,925     2,746,798
  Additional paid-in-capital                          54,258,708    53,712,235
  Accumulated deficit                                (68,889,898)  (67,006,866)
                                                     -----------   -----------
Total capital deficit                                 (7,548,421)   (7,586,989)
                                                      ----------   -----------
Total liabilities and capital deficit                 $3,735,654   $ 4,600,387
                                                      ==========   ===========

   See accompanying notes to condensed consolidated financial statements.

                U.S. TECHNOLOGIES INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001

                                                  Three Months Ended
                                                  ------------------
                                               March 31,     March 31,
                                                 2002          2001
                                                 -----         ----
                                               (Unaudited)  (Unaudited)
Revenues
  Product sales                                $ 332,862       $ 602,607

Operating costs and expenses
  Cost of sales                                  363,845         606,240
   Selling expense                                 9,671          19,694
   General and administrative expense            971,951         592,631
   Impairment of long-lived assets (Note 3)      867,059              --
                                               ---------       ---------
Total operating costs and expenses             2,212,526       1,218,565
                                               ---------       ---------

Loss from operations                          (1,879,664)      (615,958)

Other income (expense)
   Interest, net                                      35        (90,618)
   Equity in loss of associated companies             --        (97,937)
   Other, net                                     (3,403)           495
                                                  ------       --------
Total other income (expense)                      (3,368)      (188,060)


Net loss before deemed dividends               (1,883,032)     (804,018)
  Deemed dividends                                     --    (6,022,280)
                                               ----------   -----------
Net loss                                      $(1,883,032)  $(6,826,298)
                                              ===========   ===========


Basic and diluted net loss per common share       $ (0.01)      $ (0.23)
                                                  =======       =======


Weighted average number of common shares
outstanding                                   139,565,074    29,610,786
                                              ===========    ==========


   See accompanying notes to condensed consolidated financial statements.


                    U.S. TECHNOLOGIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001

                                                         Three Months Ended
                                                         ------------------
                                                      March 31,      March 31,
                                                        2002           2001
                                                       ------         ------
                                                     (Unaudited)    (Unaudited)
Operating activities
   Net loss                                          $(1,883,032)   $ (804,018)

   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                        28,660        34,634
     Equity in losses of associated companies                 --        97,937
     Loss (gain) on disposal of assets                     3,060            --
     Impairment of long-lived assets                     867,059            --
     Changes in operating assets and liabilities,
      net of effects of acquisitions:
        Receivables                                      (9,836)         7,879
        Inventory                                        44,798         39,115
        Prepaid expenses                                 (8,730)       (26,887)
        Accounts payable                                357,816       (863,535)
        Accrued expenses                                 11,816        424,183
        Due to Yazam Shareholders                            --      5,568,884
                                                       --------      ---------
Net cash (used in) provided by operating activities    (588,389)     4,478,192

Investing activities
    Net proceeds from disposal of assets                 15,968             --
    Investments in affiliates                           (75,000)      (164,299)
    Cash advances on notes receivable                   (43,000)            --
    Capital expenditures                                     --        (38,838)
    Net cash acquired in (paid for) acquisitions             --      6,113,165
    Change in other assets                                   --         (7,500)
                                                       --------      ---------
 Net cash (used in) provided by investing activities   (102,032)     5,902,528


Financing activities
    Proceeds from convertible preferred stock
     issued or issuable                                 921,100        589,300
    Net borrowings under line of credit                      --          3,064
    Net proceeds from notes payable-related parties    (270,100)            --
    Proceeds from issuance of notes payable                  --     22,319,451
    Principal payments on notes payable                  (2,334)      (109,740)
                                                        -------     ----------
 Net cash provided by financing activities              648,666     22,802,075

Increase (decrease) in cash                             (41,755)    33,182,795
Cash, beginning of period                                94,532          6,110
                                                       --------    -----------
Cash, end of period                                    $ 52,777    $33,188,905
                                                        ========   ===========


Supplemental cash flow information:
  Cash paid during the year for interest              $      --      $ 83,058
  Cash paid during the year for taxes                 $      --      $     --

Supplemental schedule of non-cash investing and
 financing activities:
  Conversion of notes receivable into investments in
    associated companies                              $      --     $ 555,000
  Conversion of notes payable - related parties into
   Series G Preferred Stock                           1,000,500            --
  Series F preferred stock issued in conjunction
   with Yazam acquisition                                    --     7,713,790
  Deemed dividends related to Series F preferred             --     6,022,280
  stock


   See accompanying notes to condensed consolidated financial statements.

U.S. TECHNOLOGIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2002

NOTE 1: BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The interim financial information furnished herein was prepared from the books and records of U.S. Technologies Inc. and its subsidiaries ("USXX" or the "Company") as of March 31, 2002 and for the periods ended March 31, 2002 and 2001, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The Company develops technology and emerging growth companies. USXX identifies companies with high growth potential to optimize their performance by deploying operational assistance, capital support, and industry expertise. Additionally, the Company performs electronic manufacturing and furniture assembly services through its wholly-owned subsidiary UST Industries.

In April 2000, the Company acquired E2Enet, Inc., ("E2E") formerly a privately held technology services company. In March 2001, the Company acquired Yazam.com, Inc. ("Yazam") which was engaged in seed stage funding to technology related start-ups. E2E and Yazam made early stage investments in development stage technology business ("Associated Companies"). Subsequent to the acquisitions of E2E and Yazam, the Company's focus is developing and operating a network of technology and related companies. The Company builds and develops Associated Companies by providing them with operational assistance, capital support, industry expertise and other business services.

NOTE 2:  GOING CONCERN

Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 was prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, we incurred a net loss from continuing operations of $10.8 million for the year ended December 31, 2001 and as of that date had a working capital deficit of approximately $10.5 million and an accumulated deficit of $67.0 million. Additionally, in the quarter ended March 31, 2002 we incurred a net loss of approximately $1.9 million, had a working capital deficit of approximately $9.6 million, and an accumulated deficit of $68.9 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has historically been able to raise capital through private equity placements and debt financings. During 2001, we raised $1.2 million in private equity placements and $1.5 million in debt financing. In the quarter ended March 31, 2002, the Company raised an additional $0.9 million in private equity placements. We plan to fund operations through additional equity placements, new debt financings and the possible sale of certain equity interests in our associated companies.

The Company has entered into transactions with respect to certain shares of the Series F Preferred Stock modifying their respective rights (see Note 5). Subsequent to September 30, 2002, certain former Yazam shareholders have the right to put their shares of Series F Preferred Stock to the Company for a minimum amount of approximately $5,384,000. Additionally, the Company still owes certain former shareholders of Yazam approximately $1,236,000 cash in consideration for their Yazam stock.

The Company's ability to support its business objectives is dependent upon its ability to raise capital, primarily through sales of convertible preferred stock and common stock. The Company's continued ability to access the capital markets may be dependant on its ability to generate cash flow from, positive earnings or realizing a return from the cash flow of, or sale of its interests in, one or more of its Associated Companies. Should the Company be unable to raise sufficient capital to meet its cash flow needs, the Company may be required to significantly curtail its operations and investing activities. The consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3: DISCONTINUED OPERATIONS

In April 2002, the Company sold its investment in Gregory FCA Communications Inc. ("Gregory FCA"), a wholly owned subsidiary, to a group of buyers led by the executives of Gregory FCA. In exchange for all of the capital stock of Gregory FCA, the Company received $250,000 in cash, a promissory note for $50,000, public relations and investor relations services valued at $120,000 payable over a one-year period and contingent consideration in the form of a consulting fee worth a minimum of $0 and a maximum of $460,000 in cash over the three-year period ending March 31, 2005. As Gregory FCA has been sold, its operations have been classified as "loss from operations of discontinued subsidiary" on the consolidated statement of operations. Revenues of Gregory FCA for the quarter ended March 31, 2002 were approximately $554,000.

NOTE 4:  INVESTMENTS ON ASSOCIATED COMPANIES AND
IMPARIMENT OF LONG-LIVED ASSETS

In the first quarter ended March 31, 2002, the Company invested an additional $43,000 in Selis Networks in the form of a secured bridge loan. In April 2002, the entire amount of outstanding loans to Selis totaling $568,000 were converted into new Series B Preferred Stock of Selis Networks.

In the first quarter ended March 31, 2002, the Company made an initial investment of $75,000 in Executive Private Aircraft Corporation ("EPAC") in exchange for approximately 4% of the outstanding equity.

In connection with the Company's ongoing evaluation of its Associated Companies, management determined that several of the Company's Associated Companies had suffered permanent declines in value and, accordingly, recorded a loss on impairment. An impairment of $798,000 and $75,000 were recorded on the Company's investments in Promisemark and EPAC, respectively. Such impairment analysis takes into account factors such as business plan development, analysis of financial and operational data, ability to attract additional investment capital, retention of key personnel, valuation of additional investments from other investors and other factors.

NOTE 5: CONVERTIBLE PREFERRED STOCK

The Company has outstanding convertible preferred stock as detailed below:

Series A Convertible Preferred Stock

During the three months ended March 31, 2002, 65,360 shares of Series A Preferred Stock was converted into 5,356,353 shares of Common Stock of the Company.

Series F Redeemable Convertible Preferred Stock

In conjunction with the acquisition of Yazam in March 2001, the Company issued 27,374 shares of $.02 par value Series F Convertible Preferred Stock ("Series F Preferred Stock") to former Yazam stockholders. The Series F Preferred Stock has a stated liquidation preference aggregating approximately $6,000,000. Upon conversion, these shares of Series F Preferred Stock will be converted into approximately 27,374,000 shares of Common Stock at $0.22 per share. Based on the conversion terms of the Series F Preferred Stock and the market price of the Company's common stock on the date of issuance of the Series F Preferred Stock, the Company recognized the existence of a beneficial conversion feature in the amount of $6,022,280. This amount was recorded as a non-cash deemed dividend during the quarter ended March 31, 2001, resulting in an increase in the net loss applicable to common shareholders.

Pursuant to the original terms of the Series F Preferred, beginning on the second anniversary of the date of the first issuance of shares of Series F Preferred Stock, and for a period of 90 days thereafter, each holder of shares of Series F Preferred Stock shall have the right to require the Company to redeem such holder's shares at a purchase price of $100 per share.

In July 2001, the Company entered into an agreement with a holder of 7,826 shares of Series F Preferred Stock that modified the redemption terms. Under this agreement, the holder waived its right to require the Company to repurchase its shares on or after September 1, 2001 upon the non-occurrence of certain events, and their redemption rights as stated in the certificate of designations. The holder received in consideration the right to require the Company to repurchase its Series F Preferred Stock for $300 per share for a ninety-day period beginning on September 30, 2002.

In July 2001, USV Partners agreed to purchase 10,120 shares of Series F Preferred Stock from a group of current holders of such stock. USV Partners then entered into an agreement with the Company that modified the redemption terms and waived its right to require the Company to repurchase its shares on or after September 1, 2001 upon the non-occurrence of certain events, and their redemption rights as stated in the certificate of designations. USV Partners received in consideration the right to require the Company to repurchase its Series F Preferred Stock for $300 per share for a ninety-day period beginning on September 30, 2002.

In conjunction with the transactions described above with certain holders of Series F Preferred Stock, the minimum amount that the Company would need to pay to the former Yazam stockholders and USV Partners should this repurchase be required on or after September 30, 2002 is approximately $5,384,000. This amount is classified as current liabilities on the consolidated balance sheet.

Series G Convertible Junior Preferred Stock

During 2001, the Company received $335,000 of cash from the sale of Series G Convertible Junior Preferred Stock ("Series G Preferred Stock") from a limited number of accredited investors. The Series G Preferred Stock has liquidation preferences that are junior to the liquidation preferences available to the Series A Preferred Stock and the Series F Preferred Stock. The Series G Preferred Stock is convertible into Common Stock at a conversion price of $0.15 per common share. During the three months ended March 31, 2002, the Company issued an additional 1,921.6 shares of Series G Preferred Stock in exchange for $921,100 in cash and the conversion of a portion of a note payable in the amount of $1,000,500 due to the Chief Executive Officer.

The following table presents the dilution of the Company's common stock that would result from the conversion of the Company's convertible preferred shares.

Common stock outstanding at March 31, 2002                    142,696,221
Conversion of Series A Convertible Preferred Stock              4,792,795
Conversion of Series F Convertible Preferred Stock             27,374,000
Conversion of Series G Convertible Preferred Stock             15,044,000
                                                               ----------
                                                              189,907,016  (a)
                                                              ===========

(a) Does not include shares which would be issuable upon exercise of stock options and warrants.

NOTE 6: EARNINGS PER SHARE

The Financial Accounting Standards Board's Statement No. 128, "Earnings per Share", requires companies to report basic earnings per share (EPS) and diluted EPS. Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding upon the assumed exercise of eligible stock options, warrants and the conversion of certain preferred equity securities. Included in EPS for the quarter ended March 31, 2001 is a charge of $6.0 million related to the deemed dividend on the Company's convertible preferred stock. For the quarters ended March 31, 2002 and March 31, 2001, the effect of the exercise of stock options, warrants and the conversion of preferred stock would be anti-dilutive, and therefore, diluted earnings (loss) per share is equal to basic earnings (loss) per share as disclosed in the consolidated statements of operations.

NOTE 7: SEGMENT INFORMATION

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

Summary information by segment follows (in thousands):

                                                 Associated
March 31, 2002                           USXX     Companies    UST      Total
                                         ----     ---------    ---      -----

Revenues...........................   $    --      $    --   $  333    $  333
Operating loss.....................      (691)      (1,116)    (123)   (1,930)
Depreciation and amortization......        --            3       26        29
Total segment assets...............   $   594      $ 2,620  $   522   $ 3,736

                                                 Associated
March 31, 2001                            USXX    Companies    UST      Total
                                          ----    ----------   ---      -----

Revenues...........................   $    --      $    --  $   603   $   603
Operating loss.....................      (462)          (3)    (151)     (616)
Depreciation and amortization......         1            5       29        35
Total segment assets...............   $ 9,728      $31,920  $   928   $42,576


NOTE 8: COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to claims and suits that arise in the ordinary course of its business. While it is not possible to predict the ultimate outcome of these matters, the Company believes that any losses associated with any of such matters will not have a material effect on the Company's business, financial condition or results of operations.

Pursuant to various agreements, the Company has committed to invest an additional $250,000 in Baobab, $150,000 in Promisemark and $35,000 in EPAC, all of which are Associated Companies. As of May 15, 2002, the Company has fulfilled only $50,000 of its funding obligations and could be subject to claims by Baobab, Promisemark, EPAC or other investors.

The Company has various contractual lease obligations, of which approximately $2,515,000 relate to facilities that the Company does not occupy and has no further intention to use. The Company has provided for estimated anticipated losses in connection with the settlement or re-lease of these facilities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-QSB and the risks discussed in other SEC filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included in the Form 10-KSB for the year ended December 31, 2001.

Results of Operations

The following table sets forth the Company's results of operations on a segment basis for the periods indicated:

                                          Three months ended March 31,
                                                2002        2001
                                                ----        ----
            Net Loss
            Parent Company               $  (691,256)   $(6,556,621)
            Associated Companies          (1,069,020)      (101,199)
            UST Industries, Inc.            (122,756)      (168,478)
                                         -----------    -----------
            Total Net Loss               $(1,883,032)   $(6,826,298)
                                         ===========    ===========

Sales of the Company's electronics and furniture manufacturing operations for the quarter ended March 31, 2002 were approximately $333,000 resulting in a decrease of 44.8 % compared to the comparable quarter of 2001. The uncertain economic environment has negatively impacted the majority of the Company's customers which, in turn, has resulted in a decrease in orders and backlog for the Company.

Cost of sales, in the amount of approximately $364,000, increased as a percentage of net sales to 109% for the quarter ended March 31, 2002 from approximately $606,000, which represented 101% of net sales, for the quarter ended March 31, 2001. The increase in the cost of sales percentage is primarily due to allocation of fixed manufacturing overheads to a lower revenue base.

Gross margin as a percentage of net sales has decreased to a negative 9.3% during 2002 from a negative 0.1% in 2001. The Company currently is experiencing negative gross margins on the manufacturing operations due to reduced revenue volumes.

The Company recorded general and administrative expenses of approximately $972,000 in the quarter ended March 31, 2002 as compared to approximately $593,000 in the quarter ended March 31, 2001. The increase is in part due to an increase in operations due to the acquisition of Yazam in March 2001. Major components of the expense for the quarter ended March 31, 2002 were $358,000 of legal and accounting expenses incurred in conjunction with certain transactions and other legal issues related to litigation and SEC compliance. Additionally, the Company incurred approximately $175,000 in expenses related to the operations of Xi Software, a wholly owned subsidiary formed in December 2001.

During the quarter ended March 31, 2002, the Company recorded an expense of $867,000 resulting from the impairment of certain assets associated with the acquired portfolios of E2Enet and Yazam. The impairment included $798,000 on its investment in Promisemark and $75,000 on its investment in EPAC. During the quarter ended March 31, 2001, there was no comparable expense.

During the quarter ended March 31, 2001, the Company recorded an expense of $97,937 representing the Company's share of the losses of certain associated companies acquired from E2Enet and Yazam that were carried on the equity basis. Management does not expect to record equity income or losses during 2002 as all associated companies are now carried on the cost basis.

During the quarter ended March 31, 2001, the Company recognized a non-cash expense of $6,022,280 as a result of deemed beneficial conversion features of the Series F Preferred Stock. The beneficial conversion amount was calculated for as the excess of the market price of the Company's Common Stock on the measurement date over the conversion price of the Series F Preferred Stock times the number of the Company's common shares to be issued on conversion of the Series F Preferred Stock.

Liquidity and Capital Resources

During the quarter ended March 31, 2002, the Company experienced negative operating cash flows of approximately $588,000. The primary operating uses of cash during 2002 were to fund net losses of $1,883,000, net of significant non-cash items such as losses from impairment of assets of $867,000. Net cash used in 2002 operating activities was favorably impacted by increases in accounts payable and accrued expenses of approximately $370,000. During the quarter ended March 31, 2001, the Company experienced positive operating cash flows of approximately $4.5 million. The primary operating uses of cash were to fund net losses of $804,000. Net cash provided by operating activities in 2001 was favorably impacted by an increase of $5.6 million in cash that was due to be paid to Yazam stockholder pursuant to the acquisition of Yazam in March 2001 that was not paid until subsequent to March 31, 2001.

During the quarter ended March 31, 2002, cash used in investing activities was $102,000 and was related to two investments in associated companies. Net cash provided by investing activities of $5,902,528 during the three months ended March 31, 2001 consisted primarily of $6,113,165 net cash acquired in the Yazam acquisition after legal and accounting fees related to the acquisition offset by $164,000 invested in associated companies.

Cash provided by financing activities of $649,000 during the quarter ended March 31, 2002 was primarily the net proceeds from the sale of preferred stock of $921,000 offset by the repayment of $270,000 on loans made to the Company by certain affiliates of the Chief Executive Officer. The proceeds of these offerings were used primarily to finance additional investments in new and existing technology businesses and ongoing working capital needs. Net cash provided by financing activities of $22,802,075 during the three months ended March 31, 2001 was primarily due to proceeds of $22,000,000 on a note issued to provide the cash portion of the Yazam acquisition and the receipt of net proceeds from the subscription of preferred stock of $589,300. The Yazam acquisition note was paid in full during April 2001.

The Series F Preferred Stock issued in March 2001 in conjunction with the Yazam acquisition is convertible into 27,374,000 shares of Common Stock of the Company. In conjunction with agreements entered into by the Company and certain Series F Preferred stockholders, these stockholders may require the Company to repurchase their shares of Series F Preferred Stock on September 30, 2002 for $300 per share or a total of $5,383,719. The remaining Series F Preferred stockholders can require the Company to repurchase their shares of Series F Preferred Stock for a price per share of the average price of Company Common Stock as reported on the OTC BB (or other applicable nationally recognized market quotation system) for the 20 trading days prior to the date of the request multiplied by 1,000, but not less than $100 per share of Series F Preferred Stock (or $0.10 per common share) or a minimum of $942,827. Because of these repurchase options, the redemption value of the Series F Convertible Preferred Stock will not be included in the Company's stockholders' equity.

The Company cannot determine whether the holders of Series F Preferred Stock will require the repurchase or with certainty whether the average price per share will exceed $0.10 in these circumstances and therefore cannot with certainty estimate the maximum financial obligation to repurchase the Series F Convertible Preferred Stock. Currently, the Company is exploring several alternatives with regard to its obligations under the repurchase obligation including negotiating with Series F Preferred stockholders to amend or waive the repurchase obligation. However, if the Company is required to fund its obligation to repurchase Series F Preferred Stock, it may have to raise additional funds to do so and there can be no assurance that the Company will be able to raise such additional funds.

Historically, the capital the Company needed, both for working capital and to pursue acquisition opportunities, has exceeded the Company's cash flows from operations. These shortfalls have been met by the Company's ability to raise capital through equity transactions involving the Company's convertible preferred stock. The Company's independent certified public accountants have raised this matter in their Report on the Consolidated Financial Statements for the year ended December 31, 2001 as contributing to uncertainty over the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to raise capital in the next twelve months. Current economic and business conditions have created a difficult environment in which to raise capital. The Company's ability to execute its business plan is, and its ability to continue as a going concern may be, dependant on its ability to raise capital.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Presently, the Company is a party to two pending lawsuits involving Kenneth H. Smith ("Smith"), the former president, CEO and chairman of the Board of Directors of the Company. USXX commenced a lawsuit against Smith on November 9, 2001, in the federal district court in Austin, Texas. In that case, USXX seeks to reduce to judgment the outstanding balance of $525,000 plus interest on Smith's indebtedness to the Company under the purchase money promissory note that he executed in connection with his purchase of GWP from the Company in February 1999. Additionally, Smith filed a lawsuit against USXX and others (including Gregory Earls, current CEO of the Company), on November 13, 2001 in the Superior Court of Fulton County, Georgia. In his complaint, Smith alleges that USXX still owes him a portion of the $125,000 severance promised under the severance agreement. Notwithstanding the release of claims set forth in the Forbearance and Waiver Agreement, Smith also made claims for fraud, misrepresentation, conversion, breach of fiduciary duty, rescission, conspiracy and civil RICO, all of which are based upon his contention that, in connection with his February 1999 severance from the Company, he was misled into selling and pledging shares of USXX stock that he then owned. His complaint seeks compensatory damages in excess of $41 million, which he contends was the value of the shares of stock that he sold and pledged at their highest traded value between February 1999 and the present.

In March 2002, the Company removed Smith's Georgia Superior Court case to the federal district court in Atlanta, Georgia, which court then dismissed all of Smith's claims except his claim for additional severance payments. The Company disputes that additional severance payments are due, but given the existence of a factual dispute, could not move to dismiss that claim at the initial pleadings stage. The Company intends to vigorously pursue collection of Smith's outstanding indebtedness, although we are not presently aware of any information regarding Smith's ability to pay. Additionally, the Company has vigorously defended against Smith's lawsuit against the Company. Since both lawsuits are at the initial stages and no discovery has been conducted, we are not in a position to be able to provide an evaluation of the likelihood of a favorable or unfavorable outcome or an estimate of the amount or range of potential exposure.

From time to time, the Company is subject to claims and suits that arise in the ordinary course of its business. While it is not possible to predict the ultimate outcome of these matters, the Company believes that any losses associated with any of such matters will not have a material effect on the Company's business, financial condition or results of operations.

Item 2.  Changes in Securities.

      None.

Item 3.  Default Upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

Item 5.       Other Information.

      None.

Item 6.       Exhibits and Reports on Form 8-K.

(a)  Exhibits:

      None.

(b)  Reports on Form 8-K:

1.    Current  Report on Form 8-K was filed on April 15, 2002  reporting the disposition  of Gregory  Communications  FCA, Inc. under Item 2.
            - Acquisition or Disposition of Assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           U.S. TECHNOLOGIES, INC.




Date:  May 20, 2002                        /s/  Gregory Earls
                                          ---------------------------
                                                Gregory Earls
                                                Chairman and
                                                Chief Executive Officer



Date: May 20, 2002                        /s/  Michael R. Skoff
                                          ----------------------------
                                               Michael R. Skoff
                                               Chief Financial Officer